Form 10-Q
period 1996-03-31
MUEHLSTEIN HOLDING CORP
filed 1996-05-15
CIK 1003967

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________


                         MUEHLSTEIN HOLDING CORPORATION
                     (formerly HMC Acquisition Corporation)
             (Exact name of Registrant as specified in its charter)

                        Commission file number:  33-99754
            Delaware                                06-1436941
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

      800 Connecticut Avenue
      Norwalk, Connecticut                             06856
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number including Area Code:  (203) 855-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
 (2) has  been  subject  to such  filing requirements for the past 90
days: Yes  X    No
         -----    -----

 The number of shares outstanding of Registrant's Common Stock at April 1, 1996 was 1,941,409.

                     Muehlstein Holding Corporation

                               Form 10-Q


                                 Index

Part I.  Financial Information

Item   1. Financial Statements (Unaudited)--Muehlstein Holding
          Corporation ("Successor Company")

     Consolidated balance sheet--March 31, 1996

     Consolidated statement of operations--three months ended March 31, 1996

     Consolidated statement of shareholders' equity and redeemable common stock-three months ended March 31, 1996

     Consolidated statement of cash flows--for the period February 9, 1996 through March 31, 1996

     Notes to consolidated financial statements

          Financial Statements (Unaudited)--H. Muehlstein &
          Co., Inc. ("Predecessor Company")

     Combined balance sheet--December 31, 1995

     Combined statement of operations--three months ended March 31, 1995

     Combined statement of cash flows--three months ended March 31, 1995

     Notes to combined financial statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures

                         Part I: Financial Information
                         Item 1: Financial Statements
                        Muehlstein Holding Corporation
                          Consolidated Balance Sheet
                              Successor Company
                                (Unaudited)

                               March 31, 1996

         (In thousands, except per share data and number of shares)


Assets
Current assets:
   Cash                                                                     $  7,902

   Accounts receivable, net of allowance for
          doubtful accounts of $2,945                                        126,366
   Other receivables, principally value added taxes                           23,838
   Inventories, net                                                           37,599
   Prepaid expenses and other assets                                           2,500
   Deferred income taxes                                                       2,132
                                                                            --------
Total current assets                                                         200,337


Property, plant and equipment, net of accumulated depreciation                 7,482

Deferred financing costs, net of accumulated amortization                      3,891

Goodwill, net of accumulated amortization                                      3,510
                                                                            --------
Total assets                                                                $215,220
                                                                            --------
                                                                            --------
Liabilities and Shareholders' Equity
Current liabilities:

   Accounts payable                                                          $86,019
   Notes payable, including current portion of long term debt                 61,334
   Accrued liabilities                                                         7,365
   Income taxes payable                                                        1,139
   Other taxes payable, principally value added taxes                         17,985
                                                                            --------
Total current liabilities                                                    173,842

Notes payable - long term                                                      6,953
Other long term liabilities                                                    3,088

Common stock, par value $.01 per share - authorized shares 2,000,000;
  issued and outstanding 1,941,409 shares in 1996                                 19
Preferred stock, par value $.01 per share - authorized shares 1,000,000;
  issued and outstanding 1,000,000 shares in 1996                                 10
Additional paid-in capital                                                    28,777
Retained earnings                                                              2,416
Cumulative translation adjustment                                                115
                                                                            --------
Total liabilities and shareholders' equity                                  $215,220
                                                                            --------
                                                                            --------


See notes to consolidated financial statements.

                           Muehlstein Holding Corporation
                       Consolidated Statement of Operations
                                Successor Company
                                   (Unaudited)

                        Three months ended March 31, 1996

              (In thousands, except per share data and number of shares)



Revenues:
   Sales and Commissions                                   $169,791
   Sales to affiliates                                          413
                                                          ----------
Total revenues                                              170,204
Cost of sales                                               146,211
                                                          ----------
                                                             23,993
Selling, general and administrative expenses                 19,699
                                                          ----------
Income from operations                                        4,294
Other expense                                                 1,227
                                                          ----------
Income before income taxes                                    3,067
Provision for income taxes                                    2,137
                                                          ----------
                                                                930
Losses applicable to pre-acquisition period                  (1,486)
                                                          ----------
Net income                                                    2,416
Preferred stock dividend                                        194
                                                          ----------
Net income applicable to common shareholders              $   2,222
                                                          ----------
                                                          ----------
Net income per share applicable to common shareholders    $    2.02
                                                          ----------
                                                          ----------
Weighted average number of shares outstanding              1,100,000
                                                          ----------
                                                          ----------

See notes to consolidated financial statements.

                      Muehlstein Holding Corporation
  Consolidated Statement of Shareholders' Equity and Redeemable Common Stock
                           Successor Company
                              (Unaudited)

                     Three months ended March 31, 1996

                             (In thousands)


                                    Common Stock        Preferred Stock    Additional                Cumulative
                                 ---------------------------------------     Paid-in     Retained    Translation
                                 Shares     Amount     Shares     Amount     Capital     Earnings     Adjustment
                                 -------------------------------------------------------------------------------
Issuance of Common
    Stock, net of offering
      costs                      1,941       $19                             $18,787
Issuance of Preferred Stock                             1,000       $10        9,990
Net income                                                                                $2,416
Net change in
  cumulative translation
  adjustment                                                                                             $115
                                 -------------------------------------------------------------------------------
Balance as of March 31,
  1996                           1,941       $19        1,000       $10      $28,777      $2,416         $115
                                 -------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------


See notes to consolidated financial statements.

                        Muehlstein Holding Corporation
                     Consolidated Statement of Cash Flows
                              Successor Company
                                 (Unaudited)

            For the period February 9, 1996 through March 31, 1996

                               (In thousands)



Cash flows from operating activities
Net income                                                            $  2,416
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation                                                          147
     Amortization of goodwill and deferred financing costs                 243
     Provision for deferred income taxes                                 1,543
     Changes in operating assets and liabilities:
     Accounts receivable                                               (19,579)
     Inventories                                                          (886)
     Prepaid expenses and other assets                                    (229)
     Other receivables                                                   2,090
     Accounts payable                                                   20,542
     Taxes payable                                                       1,948
                                                                      ---------
Net cash provided by operating activities                                8,235


Cash flows from investing activities
Payments for acquired business                                         (98,925)
Payments for purchase of fixed assets                                     (190)
                                                                      ---------
Net cash (used in) investing activities                                (99,115)

Cash flows from financing activities

Net borrowing-revolving credit                                          60,287
Borrowing-term loan                                                      8,000
Payments for financing costs                                            (3,653)
Proceeds from issuance of common stock, net of offering costs           18,806
Proceeds from issuance of preferred stock                               10,000
                                                                      ---------
Net cash (used in) financing activities                                (93,440)
Effect of exchange rate changes on cash                                    115
                                                                      ---------
Net increase in cash                                                     2,675
Cash at beginning of year                                                5,227
Cash at end of year                                                   $  7,902
                                                                      ---------
                                                                      ---------
See notes to consolidated financial statements.

                         Muehlstein Holding Corporation
                   Notes to Consolidated Financial Statements
                                Successor Company
                                  (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the combined financial statements and footnotes thereto included in the Muehlstein Holding Corporation's (formerly HMC Acquisition Corporation) (the "Company") Form 10-K for the year ended December 31, 1995.

In conjunction with the acquisition, the Company has adopted the FIFO method for inventory valuation for all of its inventory.


2. Business Combination

On September 21, 1995, the Company was incorporated for the purpose of acquiring all of the outstanding capital stock of H. Muehlstein & Co., Inc. ("Muehlstein").

On October 30, 1995, the Company entered into an agreement (the "Stock Purchase Agreement") with a wholly owned subsidiary of Mobil Oil Corporation (the ultimate parent company of Muehlstein) to purchase 100% of the outstanding capital stock of Muehlstein and certain related assets (the "Acquisition"). The purchase price was based on capital employed, as defined, plus $10 million.

On November 22, 1995, the Company filed a Registration Statement ("Offering"), which became effective on January 23, 1996, pursuant to which it offered shares of its common stock to certain persons who were employees of Muehlstein, Mobil Oil Corporation ("Mobil") or their respective subsidiaries who would become employees of the Company or its subsidiaries following the Acquisition, to certain benefit plans in which such persons were or would become participants and to such other parties that the Company in its discretion determined. The Company received total proceeds of $19,152,130 on February 9, 1996 based upon the sale of 1,915,213 shares of its Common Stock ("Common Stock"), par value $.01 per share at $10.00 per share. The proceeds of this Offering, net of offering expenses of approximately $608,000, were utilized to pay a portion of the purchase price of the Acquisition. The Company received additional proceeds of $261,960 upon the sale of 26,196 additional shares of its common stock through March 31, 1996.

Pursuant to the Stock Purchase Agreement, Mobil purchased from the Company on February 9, 1996, 1,000,000 shares of Series "A" Preferred Stock, $.01 par value per share, at a purchase price of $10.00 per share. The Series "A" Preferred Stock pays an annual dividend of $1.20 per share (equal to 12 percent per annum of the stated value of $10.00 per share). Except for certain matters connected with the Series "A" Preferred Stock and other matters required by applicable law, holders of Series "A" Preferred Stock will have no voting rights. Series "A" Preferred Stock will have no preemptive rights and may be redeemed, in whole or in part, at the option of the Company, at any time. If the Company redeems the Series "A" Preferred Stock, the redemption price for the shares will equal the stated value per share ($10.00) plus all accrued and unpaid dividends. In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of Series "A" Preferred Stock will have preferential rights, superior to other shareholders, to distributions out of the assets of the Company.

                     Muehlstein Holding Corporation
         Notes to Consolidated Financial Statements (continued)
                           Successor Company
                              (Unaudited)

2. Business Combination (continued)

Effective February 9, 1996, Muehlstein entered into a credit agreement with Citicorp USA, Inc. and Citicorp Canada ("Credit agreement"), which was guaranteed by the Company. Pursuant to this Credit agreement a $125,000,000 revolving credit facility was provided, the expiration date of which is February 9, 2000. The revolving credit facility will bear interest at either
(1) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. On the same date, the Company borrowed approximately $73,191,000 under this facility. As of March 31, 1996, approximately $40,000,000 of the Credit agreement was based on LIBOR and bore interest at 7.875%, the balance of the indebtedness was based on Base Rates and bore interest at 9.25%

Effective February 9, 1996, Muehlstein entered into a loan agreement with Finova Capital Corporation ("Loan agreement"), which was guaranteed by the Company. Pursuant to this Loan agreement total proceeds of $8,000,000 from two term loans, Note A and Note B, both maturing March 1, 2000, were received. The principal amount of the two term loans are $2,560,000 (Note A) and $5,440,000 (Note B), respectively. These notes bear interest at a fixed annual rate of interest of 8.20% per annum (Note A) and 9.70% per annum (Note B).

The indebtedness under the Credit and Loan agreements is secured by liens on substantially all the assets of Muehlstein. The Credit and Loan agreements contain various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; and (c) limitations on leases and the sale of assets.

The proceeds from the sale of the Company's common and preferred stock aggregating approximately $30,000,000 and borrowings of $81,191,000 under the aforementioned facilities were used to finalize the Acquisition and provide working capital.

The Acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000 ("Purchase Price"), with fees of approximately $957,000 being included. Upon effectiveness of the Acquisition, Muehlstein became a wholly-owned subsidiary of the Company, and the Company thereupon changed its name to "Muehlstein Holding Company".

The Company's financial statements reflect the application of purchase accounting to the acquired operations of Muehlstein. The application of purchase accounting resulted in the allocation of the purchase price and related acquisition costs based on the fair value of the assets acquired and liabilities assumed. As a result, the enclosed predecessor combined financial statements are not comparable to the successor company consolidated financial statements.

                       Muehlstein Holding Corporation
             Notes to Consolidated Financial Statements (continued)
                             Successor Company
                                (Unaudited)



2. Business Combination (continued)

The condensed consolidated balance sheet on a fair value basis as of February 9, 1996 was as follows:

                                                           (IN
                                                        THOUSANDS)

Assets
Current assets:
  Cash                                                  $   5,227
  Accounts receivable, net                                106,787
  Other receivables                                        25,928
  Inventories                                              36,713
  Prepaid expenses and other current assets                 5,893
                                                         --------
Total current assets                                      180,548

Property, plant and equipment                               7,439
Other assets                                                6,903
                                                         --------
                                                         $194,890
                                                         --------
                                                         --------
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                      $  65,477
  Notes payable to bank                                    66,315
  Accrued and other current liabilities                    24,541
                                                         --------
                                                          156,333

Long-term debt                                              6,953
Other long-term liabilities                                 3,035
Common and preferred stock                                 28,569
                                                         --------
                                                         $194,890
                                                         --------
                                                         --------
3. Common Stock

The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan (ESOP) and Citicorp North America, Inc. ("Citicorp"). Shareholders', excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provision exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. Except for certain matters connected with its shares, the shares held by Citicorp will be nonvoting shares. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the common stock has been classified between liabilities and preferred stock.

                      Muehlstein Holding Corporation
           Notes to Consolidated Financial Statements (continued)
                           Successor Company
                              (Unaudited)

4. Pro Forma Financial Data

The following pro forma unaudited consolidated statements of operations for the three month periods ended March 31, 1996 and 1995 have been prepared to reflect the consummation of the offerings of the Company's debt and equity securities, the Acquisition and related transactions. The pro forma unaudited effects of such transactions have been presented assuming that they occurred as of the beginning of the periods presented in the pro forma unaudited consolidated statements of operations.

                                                       Three months ended
                                                            March 31
                                                        1996        1995
                                                      ---------------------
                                                            Pro forma
                                                      ---------------------
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)


Revenues                                              $170,204     $229,595
Total operational costs                                166,122      221,218
                                                      ----------------------
Income from operations                                   4,082        8,377

Other expense                                             (295)      (1,900)
Interest expense                                        (1,735)      (1,630)
Provision for income taxes                                (914)      (2,142)
                                                      ----------------------
Net income                                               1,138        2,705
Preferred dividend                                        (300)        (300)
                                                      ----------------------
Net income applicable to common shareholders          $    838     $  2,405
                                                      ----------------------
                                                      ----------------------
Net income per share applicable to common
  shareholders                                        $    .43     $   1.24
                                                      ----------------------
                                                      ----------------------
Assumed number of common shares outstanding              1,941        1,941
                                                      ----------------------
                                                      ----------------------

5. Income Taxes

The tax provision for the three month period ended March 31, 1996 was determined based upon an estimate of the effective tax rates for the year ending December 31, 1996. The effective tax rate of 70% for the three month period ending March 31, 1996 reflects higher foreign taxes for dividend distributions and changes in the valuation of certain foreign deferred tax assets for the period prior to the Acquisition and foreign losses for which the Company did not have offsetting tax credits.

                           H. Muehlstein & Co., Inc.
                     Predecessor Combined Balance Sheet
                                   (Note)

                             December 31, 1995

                               (In thousands)

Assets
Current assets:
    Cash                                                          $      6,326
    Accounts receivable, net of allowance for
      doubtful accounts of $4,614                                      134,132
    Other receivables, principally value added taxes                    21,341
    Inventories, net                                                    29,516

    Due from affiliates                                                    139
    Prepaid expenses and other assets                                    2,120
    Deferred income taxes                                                4,151
                                                                      --------
Total current assets                                                   197,725

Property, plant and equipment, net of accumulated depreciation           7,307
Deferred income taxes                                                      549
                                                                      --------
Total assets                                                          $205,581
                                                                      --------
                                                                      --------
Liabilities and Parent Company Investment
Current liabilities:
    Accounts payable                                                  $ 57,412
    Accrued liabilities                                                 10,672
    Other taxes payable, principally value added taxes                  15,345
    Due to affiliates                                                   11,681
                                                                      --------
Total current liabilities                                               95,110

Other long term liabilities                                              1,832

Parent company investment                                              108,639
                                                                      --------
Total liabilities and parent company investment                       $205,581
                                                                      --------
                                                                      --------

Note: The balance sheet at December 31, 1995 has been derived from the audited predecessor combined financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to combined financial statements.

                        H. Muehlstein & Co., Inc.
               Predecessor Combined Statement of Operations
                              (Unaudited)

                    Three months ended March 31, 1995

                            (In thousands)


Revenues:

   Sales and Commissions                                        $225,272
   Sales to affiliates                                             4,323
                                                                --------
Total revenues                                                   229,595
Cost of sales                                                    200,846
                                                                --------
                                                                  28,749
Selling, general and administrative expenses                      20,826
                                                                --------
Income from operations                                             7,923
Other expense                                                      1,925
                                                                --------
Income before income taxes                                         5,998
Provision for income taxes                                         2,588
                                                                --------
Net income                                                      $  3,410
                                                                --------
                                                                --------


See notes to combined financial statements.

                          H. Muehlstein & Co., Inc.
                 Predecessor Combined Statement of Cash Flows
                                 (Unaudited)

                       Three months ended March 31, 1995

                                (In thousands)




Cash flows from operating activities

Net income                                                           $   3,410
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation                                                            214
   Provision for deferred income taxes                                     149
   Loss on retirement of fixed assets                                       13
   Changes in operating assets and liabilities:
     Accounts receivable                                               (35,884)
     Inventories                                                       (13,644)
     Due from affiliates                                                   (36)
     Prepaid expenses and other assets                                    (147)
     Other receivables                                                  (7,204)
     Accounts payable                                                    8,716
     Accrued liabilities                                                (5,776)
     Taxes payable                                                       6,367
     Due to affiliates                                                  (4,946)
                                                                      ---------
Net cash (used in) operating activities                                (48,768)

Cash flows from investing activities
Payments for purchase of fixed assets                                      (62)
                                                                      ---------
Net cash (used in) investing activities                                    (62)

Cash flows from financing activities
Net change in parent company advances                                   47,775
                                                                      ---------
Net cash provided by financing activities                               47,775

Net (decrease) in cash                                                  (1,055)
Cash at beginning of year                                                4,763
                                                                      ---------
Cash at end of year                                                   $  3,708
                                                                      ---------
                                                                      ---------

See notes to combined financial statements.

                          H. Muehlstein & Co., Inc.
               Notes to Predecessor Combined Financial Statements
                               (Unaudited)



1. Basis of Presentation

The accompanying unaudited combined financial statements present the combined assets, liabilities, revenues and expenses related to the marketing operations of H. Muehlstein & Co., Inc. ("Muehlstein") and affiliated entities, exclusive of certain assets and liabilities retained by Mobil Oil Corporation ("Mobil"), the ultimate parent company in conjunction with the Acquisition (See Note 2 of the Notes to Consolidated Financial Statements - Successor Company). These statements are presented on a historical cost basis. All transactions between subsidiaries of Muehlstein and other units of Mobil which are included in Muehlstein's operations have been eliminated. Parent company investment reflects Mobil's investment in Muehlstein, the accumulated earnings of such entity, as well as intercompany balances with Mobil and other entities therewith which are not settled on a current basis. In addition, the parent company investment includes intercompany accounts resulting from the exclusion of various assets or liabilities that were not acquired under the Acquisition.

The unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the combined financial statements and footnotes thereto included in Muehlstein Holding Corporation's Form 10-K for the year ended December 31, 1995.

              Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of Operations

General

As discussed in the notes to the financial statements, Muehlstein Holding Corporation (formerly HMC Acquisition Corporation) (the "Company") was incorporated for the purpose of acquiring all of the outstanding capital stock of H. Muehlstein & Co., Inc. ("Muehlstein") and certain related assets. The acquisition was finalized on February 9, 1996 for a total purchase price with approximately $98,925,000. Accordingly, the quarter ended March 31, 1996 is the only period of successor company operations and is compared to pro forma results of operations for the quarter ended March 31, 1995 for purposes of the comparative discussion presented below. The financial information of the successor company reflects the application of purchase accounting to the operations of Muehlstein subsequent to the Offering by the Company. The application of purchase accounting results in the allocation of the purchase price and related acquisition costs based on the fair value of the underlying assets and liabilities of the predecessor company's operations. As a result of the application of purchase accounting, the predecessor combined financial information is not comparable to the financial information of the successor company. The unaudited proforma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have resulted had the Offering and Acquisition been effective January 1, 1995, or that may result in the future.

Results of Operations

Total revenues decreased 25.9% in the first quarter of 1996 to $170,204,000 compared to $229,595,000 for the first quarter of 1995. Income from operations decreased 51.3% to $4,082,000 for the first quarter of 1996 from $8,377,000 for the first quarter of 1995 while net income after tax decreased 57.9% to $1,138,000 for the first quarter of 1996 from $2,705,000 for the first quarter of 1995.

The decrease in revenues was due to lower sales prices worldwide caused by increases in the availability of product. The average sales price for plastic resin and rubber, combined, decreased 25.4% in the first quarter of 1996 versus the same period in 1995. Sales volume decreased 0.7% in the first quarter of 1996 versus the first quarter of 1995.

Income from operations was unfavorably impacted by lower sales prices during the first quarter of 1996 versus the comparative period in 1995. Due to changes in market conditions, the average margin on product sales decreased to $0.0504 per pound in the first quarter of 1996 from $0.0600 per pound in the first quarter of 1995. Partially offsetting the lower margins was a 6.6% decrease in selling and administrative expenses to $19,911,000 for the first quarter of 1996 from $21,322,000 for the same period in 1995. The change was due to lower bad debt expenses in the U.S. and Latin America.

Non-operating expenses decreased $1,500,000 in the first quarter of 1996 versus the first quarter of 1995. The decrease was predominantly due to the fact that 1995 included $2,300,000 of expense for an incentive compensation plan related to the predecessor company. This decrease was partially offset by interest expense and amortization of deferred financing costs and goodwill being incurred as a result of the financing of the business combination. For further discussion of the financing, see "Note 2 of the Notes to Consolidated Financial Statements - Successor Company".

Net income decreased 57.9% to $1,138,000 in the first quarter of 1996 from $2,705,000 in the comparative period last year after tax charges of $914,000 and $2,142,000, respectively. The effective tax rate was 45% in the first quarter of 1996 and 43% in the same period in 1995.

Liquidity and Sources of Capital

Historically, Muehlstein had been an indirect, wholly owned subsidiary of Mobil. As such, cash generated by Muehlstein and its financing requirements had been subject to Mobil's cash management procedures and policies.

In connection with the Acquisition, Muehlstein entered into a $125,000,000 revolving credit facility with Citibank N.A. ("Citibank"). The revolving credit facility expires February 9, 2000. The revolving credit facility will bear interest at either (i) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. On the day of the Acquisition, the Company borrowed approximately $73,191,000 under this facility. As of that date, Muehlstein has been subject to Citibank cash management procedures and policies.

At the date of the Acquisition, Muehlstein entered into a loan agreement with Finova Capital Corporation ("Finova"). Pursuant to this agreement total proceeds of $8,000,000 from two term loans, Note A and Note B, both maturing March 1, 2000, were received. The principal amount of the two term loans is $2,560,000 (Note A) and $5,440,000 (Note B), respectively. These notes bear interest at a fixed annual rate of interest of 8.20% per annum (Note A) and 9.70% per annum (Note B).

Pursuant to the Stock Purchase Agreement, Mobil purchased from the Company on February 9, 1996, 1,000,000 shares of Series "A" Preferred Stock, $.01 par value per share, at a purchase price of $10.00 per share. The Series "A" Preferred Stock pays an annual dividend of $1.20 per share (equal to 12 percent per annum of the stated value of $10.00 per share).

The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan (ESOP) and Citicorp North America, Inc. ("Citicorp"). Shareholders', excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provision exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the common stock has been classified between liabilities and preferred stock.

Operating activities have historically been a major source or use of cash for working capital needs and capital expenditures. Net cash provided by operations were $21,051,000 for the three months ended March 31, 1996 as compared to a ($48,768,000) use of cash in the first three months of 1995. Working capital on a comparative basis decreased $78,909,000 from December 31, 1995 to March 31, 1996. Current assets increased by 1.3% to $200,337,000 at March 31, 1996 from $197,725,000 at December 31, 1995. Current liabilities increased $81,521,000 mainly due to the addition of $61,334,000 in short term borrowing from Citibank and the current portion of the Finova loan. In addition, accounts payable increased $28,607,000 mainly due to the addition of Mobil as a non-affiliated supplier. The Company expects that available cash and existing credit facilities will be sufficient to meet its normal operating requirements, including capital expenditures, over the near term.

Foreign Exchange

The Company's foreign exchange exposure is limited to its operations in Europe, Far East and Canada. All sales and purchases in the United States and Latin America, representing approximately 80 percent of the volume, are denominated in U.S. dollars. Exposure to foreign exchange fluctuations in Europe are managed through a netting of the local assets (primarily accounts receivable) and liabilities (accounts payable). Fluctuations in foreign currency exchange rates have not had a material financial impact on the results of the Predecessor Company or Successor Company.

Impact of Inflation and Changing Prices

Market conditions which are influenced by economic and political considerations, as well as production capacities and utilization dictate pricing and costs. The Company has entered into certain supply agreements with Mobil for an initial term of three years. Such agreements provide for minimum and maximum limits on the amounts of product supplied. The Company does not have any other long-term purchase or sales commitments with its suppliers or customers. The Company views this as a marketing advantage that enables it to respond quickly to market changes, matching supply with demand. The Company capitalizes on opportunities and imbalances in the market place.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MUEHLSTEIN HOLDING CORPORATION



Date:  May 15, 1996                     By: /S/ J. Kevin Donohue
                                           ----------------------
                                        J. Kevin Donohue
                                        Chairman of the Board and
                                        Chief Executive Officer

Date:  May 15, 1996                     By: /S/ Ronald J. Restivo
                                           ----------------------
                                        Ronald J. Restivo
                                        Treasurer and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)