Form 10-Q
period 1996-06-30
MUEHLSTEIN HOLDING CORP
filed 1996-08-13
CIK 1003967

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 1996
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________


                         MUEHLSTEIN HOLDING CORPORATION
                     (formerly HMC Acquisition Corporation)
             (Exact name of Registrant as specified in its charter)

                        Commission file number:  33-99754

          Delaware                                        06-1436941
(State or other jurisdiction               (I.R.S.) Employer Identification No.)
of incorporation or organization)

   800 Connecticut Avenue
   Norwalk, Connecticut                          06856
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number including Area Code:  (203) 855-6000

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

The number of shares outstanding of Registrant's Common Stock at June 30, 1996 was 1,999,023.

                         Muehlstein Holding Corporation

                                    Form 10-Q

                                      Index

Part I.  Financial Information

Item 1. Financial Statements (Unaudited)--Muehlstein Holding Corporation ("Successor Company")

Consolidated balance sheet--June 30, 1996

Consolidated statement of operations--three and six months ended June 30, 1996

Consolidated statement of shareholders' equity and redeemable common stock--six months ended June 30, 1996

Consolidated statement of cash flows--for the period February 9, 1996 through June 30, 1996

Notes to consolidated financial statements

  Financial Statements (Unaudited)--H. Muehlstein & Co., Inc. ("Predecessor Company")

  Combined balance sheet--December 31, 1995

  Combined statement of operations--three and six months ended June 30, 1995

  Combined statement of cash flows--three months ended June 30, 1995

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


Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                          Part I: Financial Information
                          Item 1: Financial Statements
                         Muehlstein Holding Corporation
                           Consolidated Balance Sheet
                                Successor Company
                                   (Unaudited)

                                  June 30, 1996

            (In thousands except per share data and number of shares)

Assets
Current assets:
  Cash                                                                $  7,248
  Accounts receivable, net of allowance for doubtful
    accounts of $3,137                                                 133,990
  Other receivables, principally value added taxes                      25,469
  Inventories, net                                                      39,234
  Prepaid expenses and other assets                                      2,106
  Deferred income taxes                                                    495
                                                                      --------
Total current assets                                                   208,542

Property, plant and equipment, net of accumulated depreciation           7,452
Deferred financing costs, net of accumulated amortization                4,388
Goodwill, net of accumulated amortization                                4,967
Other Long Term Assets                                                     398
                                                                      --------
Total Assets                                                          $225,747
                                                                      --------
                                                                      --------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                    $ 81,260
  Notes payable, including current portion of long term debt            68,727
  Accrued liabilities                                                    9,081
  Income taxes payable                                                   2,196
  Other taxes payable, principally value added taxes                    19,335
                                                                      --------
Total current liabilities                                              180,599

Notes payable - long term                                                6,676
Other long term liabilities                                              3,579

Common stock, par value $.01 per share - authorized shares 2,000,000;
 issued and outstanding 1,999,023 shares in 1996                            20
Preferred stock, par value $.01 per share - authorized shares
1,000,000; issued and outstanding 1,000,000 in 1996                         10
Additional paid in capital                                              29,158
Retained earnings                                                        5,756
Cumulative translation adjustment                                         (51)
                                                                      --------
Total liabilities and shareholders' equity                            $225,747
                                                                      --------
                                                                      --------

See notes to consolidated financial statements

                         Muehlstein Holding Corporation
                      Consolidated Statement of Operations
                                Successor Company
                                   (Unaudited)

           (In thousands, except per share data and number of shares)

                                                   Three Months ended           Six Months ended
                                                      June 30, 1996                June 30,1996
                                                   ---------------------------------------------------
Revenues:
   Sales and Commissions                                 $166,301                         $336,505
                                                   ---------------------------------------------------
Total revenues                                            166,301                          336,505
Cost of sales                                             141,355                          287,566
                                                   ---------------------------------------------------
                                                           24,946                           48,939
Selling, general and administrative expenses               17,916                           37,615
                                                   ---------------------------------------------------
Income from operations                                      7,030                           11,324
Other expense (predominantly interest
expense)                                                    1,003                            2,230
                                                   ---------------------------------------------------
Income before income taxes                                  6,027                            9,094
Provision for income taxes                                  2,728                            4,865
                                                   ---------------------------------------------------
                                                            3,299                            4,229
Losses applicable to pre-acquisition period                    --                           (1,527)
                                                   ---------------------------------------------------
Net income                                                  3,299                            5,756
Preferred stock dividend                                      300                              467
                                                   ---------------------------------------------------
Net income applicable to common shareholders             $  2,999                          $ 5,289
                                                   ---------------------------------------------------
                                                   ---------------------------------------------------
Net income per share applicable to
common shareholders                                      $   1.50                          $  3.43
                                                   ---------------------------------------------------
                                                   ---------------------------------------------------
Weighted average number of shares outstanding           1,999,023                        1,543,527
                                                   ---------------------------------------------------
                                                   ---------------------------------------------------


See notes to consolidated financial statements.

                         Muehlstein Holding Corporation
   Consolidated Statement of Shareholders' Equity and Redeemable Common Stock
                                Successor Company
                                   (Unaudited)

                          Six months ended June 30, 1996

                                 (In thousands)

                                                                                       Additional                  Cumulative
                                        Common    Stock     Preferred      Stock       Paid-in        Retained     Translation
                                        -------------------------------------------
                                        Shares    Amount    Stock          Amount      Capital        Earnings     Adjustment
                                        ----------------------------------------------------------------------------------------
Issuance of Common
 Stock, net of offering
 costs                                  1,999        $20                               $19,168

Issuance of Preferred Stock                                  1,000           $10         9,990

Net income                                                                                            $5,756

Net change in
cumulative translation adjustment                                                                                      $(51)

                                        ----------------------------------------------------------------------------------------
Balance as of June 30, 1996              1,999       $20     1,000           $10       $29,158        $5,756           $(51)
                                        ----------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                         Muehlstein Holding Corporation
                      Consolidated Statement of Cash Flows
                                Successor Company
                                   (Unaudited)

              For the period February 9, 1996 through June 30, 1996

                                 (In thousands)

Cash flows from operating activities
Net income                                                            $   5,756
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Depreciation                                                              377
  Amortization of goodwill and deferred financing costs                     594
  Provision for deferred income taxes                                       487
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (27,203)
    Other receivables                                                      (161)
    Inventories                                                          (2,521)
    Prepaid expenses and other assets                                      (169)
    Accounts payable                                                     15,783
    Taxes payable                                                         5,515
    Other liabilities                                                     2,472
                                                                      ----------

Net cash provided by operating activities                                   930

Cash flows from investing activities
Payments for acquired business                                         ( 98,925)
Payments for purchase of fixed assets                                      (392)
                                                                      ----------

Net cash (used in) investing activities                                ( 99,317)

Cash flows from financing activities
Net borrowing-revolving credit                                           67,656
Borrowing-term loan                                                       8,000
Repayments of term loan borrowings                                         (253)
Payments for financing costs                                             (4,734)
Proceeds from issuance of common stock, net of offering costs            19,606
Proceeds from issuance of preferred stock                                10,000
                                                                      ----------
Net cash provided by financing activities                               100,275
Effect of exchange rate change on cash                                       58
                                                                      ----------


Net increase in cash                                                      1,946
Cash at beginning of period                                               5,302
                                                                      ----------
Cash at end of period                                                  $  7,248
                                                                      ----------
                                                                      ----------


See notes to consolidated financial statements.

                         Muehlstein Holding Corporation
                   Notes to Consolidated Financial Statements
                                Successor Company
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the combined financial statements and footnotes thereto included in the Muehlstein Holding Corporation's (formerly HMC Acquisition Corporation) (the "Company") Form 10-K for the year ended December 31, 1995.

In conjunction with the acquisition, the Company has adopted the Specific Identification method using lower of cost or market valuation for all of its inventory.

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

On November 22, 1995, the Company filed a Registration Statement ("Offering"), which became effective on January 23, 1996, pursuant to which it offered shares of its common stock to certain persons who were employees of Muehlstein, Mobil Oil Corporation ("Mobil") or their respective subsidiaries who would become employees of the Company or its subsidiaries following the Acquisition, to certain benefit plans in which such persons were or would become participants and to such other parties that the Company in its discretion determined. The Company received total proceeds of $19,152,130 on February 9, 1996 based upon the sale of 1,915,213 shares of its Common Stock ("Common Stock"), par value $.01 per share at $10.00 per share. The proceeds of this Offering, net of offering expenses of approximately $803,000 of which $418,000 were paid prior to the closing, were utilized to pay a portion of the purchase price of the Acquisition. The Company received additional proceeds of $838,100 upon the sale of 83,810 additional shares of its common stock through June 30, 1996.

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

                         Muehlstein Holding Corporation
             Notes to Consolidated Financial Statements (continued)
                                Successor Company
                                   (Unaudited)

2. Business Combination (continued)

Effective February 9, 1996, Muehlstein entered into a credit agreement with Citicorp USA, Inc. and Citicorp Canada ("Credit agreement"), which was guaranteed by the Company. Pursuant to this Credit agreement a $125,000,000 revolving credit facility was provided, the expiration date of which is February 9, 2000. The revolving credit facility will bear interest at either (1) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. On the same date, the Company borrowed approximately $73,191,000 under this facility. As of June 30, 1996, approximately $40,000,000 of the Credit agreement was based on LIBOR and bore interest at 8.000%, the balance of the indebtedness was based on Base Rates and bore interest at 9.25%

Effective February 9, 1996, Muehlstein entered into a loan agreement with Finova Capital Corporation ("Loan agreement"), which was guaranteed by the Company. Pursuant to this Loan agreement total proceeds of $8,000,000 from two term loans, Note A and Note B, both maturing March 1, 2000, were received. The principal amount of the two term loans are $2,560,000 (Note A) and $5,440,000 (Note B), respectively. These notes bear interest at a fixed annual rate of interest of 8.20% per annum (Note A) and 9.70% per annum (Note B).

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

The Acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000 ("Purchase Price"), with fees of approximately $1,004,000 being included. Upon effectiveness of the Acquisition, Muehlstein became a wholly-owned subsidiary of the Company, and the Company thereupon changed its name to "Muehlstein Holding Company". The results for the six-months ended June 30, 1996 reflect losses of $1,527,000, being the results of Muehlstein applicable to the period January 1, 1996 through February 8, 1996.

The Company's financial statements reflect the application of purchase accounting to the acquired operations of Muehlstein. The application of purchase accounting resulted in the allocation of the purchase price and related acquisition costs based on the fair value of the assets acquired and liabilities assumed. As a result, the enclosed predecessor combined financial statements are not comparable to the successor company consolidated financial statements. The classification of certain assets and liabilities have been adjusted to reflect the additional information that has become avaliable. Such changes did not have any effect on the actual purchase price.

                         Muehlstein Holding Corporation
             Notes to Consolidated Financial Statements (continued)
                                Successor Company
                                   (Unaudited)


2. Business Combination (continued)

The condensed consolidated balance sheet on a fair value basis as of February 9, 1996 was as follows:

                                                                         (IN
                                                                      THOUSANDS)
     Assets
Current assets:

Cash                                                                 $  5,302

Accounts receivable, net                                              106,787

Other receivables                                                      33,530

Inventories                                                            36,713

Prepaid expenses and other current assets                               3,120
                                                                   ------------

Total current assets                                                  185,452


Property, plant and equipment                                           7,439

Other assets                                                            8,709
                                                                   ------------
                                                                     $201,600
                                                                   ------------
                                                                   ------------

Liabilities and Shareholders' Equity

Current liabilities:

Accounts payable                                                     $ 65,477

Notes payable to bank                                                  74,147

Accrued and other current liabilities                                  23,678
                                                                   ------------

                                                                      163,302


Long-term debt                                                          7,044

Other long-term liabilities                                             2,521

Common and preferred stock                                             28,733
                                                                   ------------

                                                                     $201,600
                                                                   ------------
                                                                   ------------

                         Muehlstein Holding Corporation
             Notes to Consolidated Financial Statements (continued)
                                Successor Company
                                   (Unaudited)

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


4. Pro Forma Financial Data

The following pro forma unaudited consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 have been prepared to reflect the consummation of the offerings of the Company's debt and equity securities, the Acquisition and related transactions. The pro forma unaudited effects of such transactions have been presented assuming that they occurred as of the beginning of the periods presented in the pro forma unaudited consolidated statements of operations.

                         Muehlstein Holding Corporation
             Notes to Consolidated Financial Statements (continued)
                                Successor Company
                                   (Unaudited)



4. Pro Forma financial Data (continued)

                                                            Three months ended
                                                                  June 30

                                                            1996         1995

                                                                 Pro forma
                                                       -------------------------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
     Revenues                                             $166,301    $234,481
     Total operational costs                               159,271     227,464
                                                       -------------------------
     Income from operations                                  7,030       7,017

     Other expense                                             412        (175)
     Interest expense                                       (1,415)     (1,605)
     Provision for income taxes                             (2,728)     (2,300)
                                                       -------------------------
     Net income                                              3,299       2,937
     Preferred dividend                                       (300)       (300)
                                                       -------------------------
     Net income applicable to common shareholders         $  2,999     $ 2,637
                                                       -------------------------
                                                       -------------------------

         Net income per share applicable
           to common shareholders                         $   1.50     $  1.32
                                                       -------------------------
                                                       -------------------------

     Assumed number of common shares outstanding             1,999       1,999
                                                       -------------------------
                                                       -------------------------

                         Muehlstein Holding Corporation
             Notes to Consolidated Financial Statements (continued)
                                Successor Company
                                   (Unaudited)

4. Pro Forma financial Data (continued)

                                                            Six months ended
                                                                 June 30
                                                           1996          1995
                                                                 Pro forma
                                                       -------------------------
                                                          (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
     Revenues                                             $336,505    $464,076
     Total operational costs                               325,441     448,782
                                                       -------------------------
     Income from operations                                 11,064      15,294

     Other expense                                            (696)     (2,100)
     Interest expense                                       (2,337)     (3,210)
     Provision for income taxes                             (3,626)     (4,398)
                                                       -------------------------

     Net income                                              4,405       5,586
     Preferred dividend                                       (600)       (600)
                                                       -------------------------
     Net income applicable to common shareholders         $  3,805     $ 4,986
                                                       -------------------------
                                                       -------------------------

          Net income per share applicable
            to common shareholders                        $   1.90     $  2.49
                                                       -------------------------
                                                       -------------------------

     Assumed number of common shares outstanding             1,999       1,999
                                                       -------------------------
                                                       -------------------------

5. Income Taxes

The tax provision for the three- and six-month periods ended June 30, 1996 were determined based upon an estimate of the effective tax rates for the year ending December 31, 1996. The effective tax rate of 45% for the three-month period ending June 30, 1996 and 54% for the six-month period ending June 30, 1996 reflect higher foreign taxes for dividend distributions and changes in the valuation of certain foreign deferred tax assets for the period prior to the Acquisition and foreign losses for which the Company did not have offsetting tax credits.

                            H. Muehlstein & Co., Inc.
                       Predecessor Combined Balance Sheet

                                December 31, 1995

                                 (In thousands)

Assets
Current assets:
Cash                                                                $  6,326

  Accounts receivable, net of allowance for
  doubtful accounts of $2,775                                        134,132
  Other receivables, principally value added taxes                    21,341
  Inventories, net                                                    29,516
  Due from affiliates                                                    139
  Prepaid expenses and other assets                                    2,120
  Deferred income taxes                                                4,151
                                                                  ------------
Total current assets                                                 197,725
Property, plant and equipment, net of
accumulated depreciation                                               7,307
Deferred income taxes                                                    549
                                                                  ------------
Total assets                                                        $205,581
                                                                  ------------
                                                                  ------------
Liabilities and Parent Company Investment
Current liabilities:
  Accounts payable                                                  $ 57,412
  Accrued liabilities                                                 10,672
  Other taxes payable, principally value added taxes                  15,345
  Due to affiliates                                                   11,681
                                                                  ------------
Total current liabilities                                             95,110

Other long term liabilities                                            1,832

Parent company investment                                            108,639
                                                                  ------------
Total liabilities and parent company investment                     $205,581
                                                                  ------------
                                                                  ------------


See notes to combined financial statements.

                            H. Muehlstein & Co., Inc.
                  Predecessor Combined Statement of Operations
                                   (Unaudited)

                                 (In thousands)

                                                  Three months     Six months
                                                      ended          ended
                                                  June 30, 1995  June 30, 1995
                                                  ----------------------------
Revenues:
  Sales and Commissions                                $229,073       $454,345
  Sales to affiliates                                     5,408          9,731
                                                  ----------------------------
Total revenues                                          234,481        464,076
Cost of sales                                           206,629        407,475
                                                  ----------------------------
                                                         27,852         56,601
Selling, general and administrative expenses             21,769         42,595
                                                  ----------------------------
Income from operations                                    6,083         14,006
Other expense (predominantly interest expense)              175          2,100
                                                  ----------------------------
Income before income taxes                                5,908         11,906
Provision for income taxes                                2,538          5,126
                                                  ----------------------------
Net income                                             $  3,370       $  6,780
                                                  ----------------------------
                                                  ----------------------------


See notes to combined financial statements.

                            H. Muehlstein & Co., Inc.
                  Predecessor Combined Statement of Cash Flows
                                   (Unaudited)

                         Six months ended June 30, 1995

                                 (In thousands)

Cash flows from operating activities
Net income                                                           $   6,780
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation                                                             484
  Provision for deferred income taxes                                    1,941
  Loss on retirement of fixed assets                                         4
  Changes in operating assets and liabilities:
    Accounts receivable                                                (33,691)
    Inventories                                                        (13,759)
    Due from affiliates                                                   (468)
    Prepaid expenses and other assets                                     (110)
    Other receivables                                                  (12,960)
    Accounts payable                                                    14,801
    Accrued liabilities                                                 (7,971)
    Taxes payable                                                       13,202
    Due to affiliates                                                   (6,255)
                                                                     ---------
Net cash (used in) operating activities                                (38,002)

Cash flows from investing activities
Payments for purchase of fixed assets                                     (157)
                                                                     ---------
Net cash (used in) investing activities                                   (157)

Cash flows from financing activities
Net change in parent company advances                                   37,474
                                                                     ---------
Net cash provided by financing activities                               37,474

Net (decrease) in cash                                                    (685)
Cash at beginning of period                                              4,763
                                                                     ---------
Cash at end of period                                                $   4,078
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

                         Muehlstein Holding Corporation
                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

As discussed in the notes to the financial statements, Muehlstein Holding Corporation (formerly HMC Acquisition Corporation) (the "Company") was incorporated for the purpose of acquiring all of the outstanding capital stock of H. Muehlstein & Co., Inc. ("Muehlstein") and certain related assets. The acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000. Accordingly, the quarters ended March 31, 1996 and June 30, 1996 are the only periods of successor company operations and are compared to pro forma results of operations for the three- and six-month periods ended June 30, 1995 for purposes of the comparative discussion presented below. The financial information of the successor company reflects the application of purchase accounting to the operations of Muehlstein subsequent to the Offering by the Company. The application of purchase accounting results in the allocation of the purchase price and related acquisition costs based on the fair value of the underlying assets and liabilities of the predecessor company's operations. As a result of the application of purchase accounting, the predecessor combined financial information is not comparable to the financial information of the successor company. The unaudited proforma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have resulted had the Offering and Acquisition been effective January 1, 1995, or that may result in the future.

Results of Operations

Total revenues decreased 29.1% in the second quarter of 1996 to $166,301,000 compared to $234,481,000 for the second quarter of 1995. For the first six months of 1996 revenues of $336,505,000 were 27.5% lower than the first six months of 1995. Income from operations increased 0.2% to $7,030,000 for the second quarter of 1996 from $7,017,000 for the second quarter of 1995, while net income after tax increased 12.3% to $3,299,000 for the second quarter of 1996 from $2,937,000 for the second quarter of 1995. For the six months ending June 30, 1996 income from operations decreased 27.7% to $11,064,000 from $15,294,000 for the six-months ending June 30, 1995, while net income after tax decreased 21.1% to $4,405,000 from $5,586,000.

The decrease in revenues was due to lower sales prices worldwide. The average sales price for plastic resin and rubber, combined, decreased 20.7% in the second quarter of 1996 versus the same period in 1995. The sales price for the first six months of 1996 was 21.5% lower than the first six months of 1995. Worldwide sales volume decreased 10.5% for the second quarter of 1996 versus the second quarter of 1995. Sales volumes decreased 5.7% in the first six months of 1996 versus the first six months of 1995.

Income from operations was unfavorably impacted by lower sales volumes during the second quarter of 1996 versus the comparative period in 1995. Due to changes in market conditions, the average margin on product sales decreased to $0.0551 per pound in the second quarter of 1996 from $0.0581 per pound in the second quarter of 1995. Partially offsetting the lower margins was a 20.0% decrease in selling and administrative expenses to $17,916,000 for the second quarter of 1996 from $22,385,000 for the same period in 1995. The decrease was mainly due to lower bad debt expense in the U.S. and Latin America along with lower freight costs in the U.S. and Europe. For the six months ending June 30, 1996 average margin on product sales decreased to $0.0527 from $0.0600 for the six months ending June 30, 1995. Offsetting the lower margins was a 13.5% decrease in selling and administrative expenses to $37,875,000 for the six months ending June 30, 1996 versus $43,807,000 for the same period in 1995. The change was mainly due to lower bad debt expense in the U.S. and Latin America.

Other expenses (predominantly interest expense) decreased $777,000 in the second quarter of 1996 versus the second quarter of 1995. Non-operating expenses for the first six months of 1996 were $2,277,000 lower than the the first six months of 1995. The decrease was predominantly due to the fact that 1995 included $2,300,000 of expense for an incentive compensation plan related to the predecessor company.

Net income increased 12.3% to $3,299,000 in the second quarter of 1996 from $2,937,000 in the comparative period of the prior year after tax charges of $2,728,000 and $2,300,000, respectively. The effective tax rate was 45% in the second quarter of 1996 and 44% in the same period in 1995. For the six months ended June 30, 1996 net income decreased 21.1% to $4,405,000 from $5,586,000 in the comparative period of the prior year after tax charges of $3,626,000 and $4,398,000, respectively. The effective tax rate was 45% for the six months ended June 30, 1996 and 44% for the six months ended June 30, 1995.

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

The Company issued a total of 1,999,023 shares of common stock between January 23, 1996 and March 31, 1996. The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan (ESOP) and Citicorp North America, Inc. ("Citicorp"). Shareholders', excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provision exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the common stock has been classified between liabilities and preferred stock.

Operating activities have historically been a major source or use of cash for working capital needs and capital expenditures. Net cash provided by operations were $930,000 for the six months ended June 30, 1996 as compared to a ($38,002,000) use of cash in the first six months of 1995. Working capital on a comparative basis decreased $74,672,000 from December 31, 1995 to June 30, 1996. Current assets increased by 5.5% to $208,542,000 at June 30, 1996 from $197,725,000 at December 31, 1995. Current liabilities increased $85,489,000 mainly due to the addition of $68,727,000 in short term borrowing from Citibank and the current portion of the Finova loan. In addition, accounts payable increased $23,848,000 mainly due to the addition of Mobil as a non-affiliated supplier. The Company expects that available cash and existing credit facilities will be sufficient to meet its normal operating requirements, including capital expenditures, over the near term.

Foreign Exchange

The Company's foreign exchange exposure is limited to its operations in Europe, Far East and Canada. All sales and purchases in the United States and Latin America, representing approximately 75 percent of the companies volume, are denominated in U.S. dollars. Exposure to foreign exchange fluctuations in Europe are managed through a balancing of the local assets (primarily accounts receivable) and liabilities (accounts payable). Fluctuations in foreign currency exchange rates have not had a material financial impact on the results of the Predecessor Company or Successor Company.

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

                                   MUEHLSTEIN HOLDING CORPORATION



Date:  August 08, 1996                  By: /S/ J. Kevin Donohue
                                           -----------------------------------
                                        J. Kevin Donohue
                                        Chairman of the Board and
                                        Chief Executive Officer

Date:  August 08, 1996                  By: /S/ Ronald J. Restivo
                                           -----------------------------------
                                        Ronald J. Restivo
                                        Treasurer and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)