Form 10-Q/A
period 1996-03-31
MUEHLSTEIN HOLDING CORP
filed 1996-11-13
CIK 1003967

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the period ended March, 31, 1996
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________ to __________


                            MUEHLSTEIN HOLDING CORPORATION
                        (formerly HMC Acquisition Corporation)
                (Exact name of Registrant as specified in its charter)

                          Commission file number:  33-99754

                   Delaware                         06-1436941
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

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
Yes  X    No
   -------   ------

The number of shares outstanding of Registrant's Common Stock at March 31, 1996 was 1,999,023.

                        Muehlstein Holding Corporation

                                 Form 10-Q/A



                                    Index

Part I. Financial Information

Item 1.Financial Statements (Unaudited)-Muehlstein Holding Corporation ("Successor Company)

Consolidated balance sheet-March 31, 1996

Consolidated statement of operations-three months ended March 31, 1996

Consolidated statement of shareholders' equity and redeemable common stock-three months ended March 31, 1996

Consolidated statement of cash flows-for the period February 9, 1996 through March 31, 1996

Notes to consolidated financial statements

Financial Statements (Unaudited)-H. Muehlstein & Co., Inc. ("Predecessor
  Company")

Combined balance sheet-December 31, 1995

Combined statement of operations-three months ended March 31, 1995

Combined statement of cash flows-three months ended March 31, 1995

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


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                         Part I: financial Information
                         Item 1: Financial Statements
                        Muehlstein Holding Corporation
                          Consolidated Balance Sheet
                               Successor Company
                                  (Unaudited)

                                March 31, 1996

          (In thousands except per share data and numbers per share)

Assets
Current Assets
  Cash                                                                $  7,902
  Accounts receivable, net of allowance for doubtful
    accounts of $2,945                                                 126,366
  Other receivables, principally value added taxes                      23,838
  Inventories, net                                                      37,599
  Prepaid expenses and other assets                                      2,500
  Deferred income taxes                                                  2,132
                                                                      --------
Total current assets                                                   200,337

Property, plant and equipment, net of accumulated depreciation           7,482
Deferred financing costs, net of accumulated amortization                3,891
Goodwill, net of accumulated amortization                                3,510
                                                                      --------
Total Assets                                                           215,220
                                                                      ========

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts Payable                                                    $ 86,019
  Notes payable, including current portion of long term debt            61,334
  Accrued Liabilities                                                    7,365
  Income taxes payable                                                   1,139
  Other taxes payable, principally value added taxes                    17,985
                                                                      --------
Total current liabilities                                              173,842

Notes payable - long term                                                6,953
Other long term liabilities                                              3,088

Common stock, par value $.01 per share - authorized shares 2,000,000;
 issued and outstanding 1,941,409 shares in 1996                           19
Preferred stock, par value $.01 per share - authorized shares 1,000,000;
issued and outstanding 1,000,000 in 1996                                   10
Additional paid in capital                                             28,777
Retained Earning                                                        2,416
Cumulative translation adjustment                                         115
                                                                     --------
Total liabilities and shareholders' equity                           $215,220
                                                                     ========

                    See notes to consolidated financial statements

                                 Muehlstein Holding Corporation
                              Consolidated Statement of Operations
                                      Successor Company
                                         (Unaudited)

                              Three months ended March 31, 1996

                   (In thousands, except per share data and number of shares)


Revenues:

Sales and Commissions                        $169,791

Sales to affiliates                               413
                                           ----------

Total revenues                                170,204

Cost of sales                                 146,211
                                           ----------

                                               23,993

Selling, general and administrative
 expenses                                      19,699
                                           ----------

Income from operations                          4,294

Other expense                                   1,227
                                           ----------

Income before income taxes                      3,067

Provision for income taxes                      2,137
                                           ----------

                                                  930

Losses applicable to pre-acquisition period    (1,486)
                                           ----------

Net income                                      2,416

Preferred stock dividend                          194
                                           ----------

Net income applicable to common
 shareholders                                  $2,222
                                           ==========

Net income per share applicable to
 common shareholders                            $2.02
                                           ==========

Weighted average number of shares
 outstanding                                1,100,000
                                           ==========

See notes to consolidated financial statements.

                          Muehlstein Holding Corporation
    Consolidated Statement of Shareholders' Equity and Redeemable Common Stock
                                Successor Company
                                   (Unaudited)

                        Three months ended March 31, 1996

                                  (In thousands)






                                            Common Stock      Preferred Stock         Additional                 Cumulative
                                            ----------------   ------------------         Paid-in     Retained     Translation
                                            Shares    Amount   Shares      Amount         Capital     Earnings     Adjustment
                                            ------    ------   ------      ------         -------     --------     ----------


Issuance of Common Stock, net
 of offering costs                          1,941       $19                                $18,787

Issuance of Preferred Stock                                     1,000        $10             9,990

Net income                                                                                              $2,416

Net change in cumulative translation
 adjustment                                                                                                              $115
                                            -----      -----   -------      ------          --------    -------        -------

Balance as of March 31, 1996                1,941       $19     1,000         $10           $28,777     $2,416           $115
                                            =====      =====    =====       =======         ========    =======        =======


                  See notes to consolidated financial statements.

                                   MUEHLSTEIN HOLDING CORPORATION
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SUCCESSOR COMPANY
                                            (UNAUDITED)
                       FOR THE PERIOD FEBRUARY 9, 1996 THROUGH MARCH 31, 1996

                                           (IN THOUSANDS)




Cash flows from operating activities

Net income                                                              $ 2,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation                                                                147
Amortization of goodwill and deferred financing costs                       243
Provision for deferred income taxes                                       1,543
Changes in operating assets and liabilities:
Accounts receivable                                                     (19,579)
Inventories                                                                (886)
Prepaid expenses and other assets                                          (229)
Other receivables                                                         2,090
Accounts payable                                                         20,542
Taxes payable                                                             1,948
                                                                        --------
Net cash provided by operating activities                                 8,235


Cash flows from investing activities
Payments for acquired business                                          (98,925)
Payments for purchase of fixed assets                                      (190)
                                                                        --------
Net Cash (used in) investing activities                                 (99,115)

Cash flows from financing activities

Net borrowing-revolving credit                                           60,287
Borrowing-term loan                                                       8,000
Payments for financing costs                                             (3,653)
Proceeds from issuance of common stock, net of offering costs            18,806
Proceeds from issuance of preferred stock                                10,000
                                                                        --------
Net cash (used in) financing activities                                 (93,440)
Effect of exchange rate changes on cash                                     115
                                                                        --------


Net increase in cash                                                      2,675
Cash at beginning of year                                                 5,227
                                                                        --------
Cash at end of year $                                                   $ 7,902
                                                                        --------
                                                                        --------

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

                     MUEHLSTEIN HOLDING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SUCCESSOR COMPANY
                             (UNAUDITED)

2. BUSINESS COMBINATION (CONTINUED)

Effective February 9, 1996, Muehlstein entered into a credit agreement with Citicorp USA, Inc. and Citicorp Canada ("Credit agreement"), which was guaranteed by the Company. Pursuant to this Credit agreement a $125,000,000 revolving credit facility was provided, the expiration date of which is February 9, 2000. The revolving credit facility will bear interest at either
(1) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. On the same date, the Company borrowed approximately $73,191,000 under this facility. As of March 31, 1996, approximately $40,000,000 of the Credit agreement was based on LIBOR and bore interest at 7.875%, the balance of the indebtedness was based on Base Rates and bore interest at 9.25%.

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

                               MUEHLSTEIN HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     SUCCESSOR COMPANY
                                        (UNAUDITED)


2. Business Combination (continued)

The condensed consolidated balance sheet on a fair value basis as of February 9, 1996 was as follows:


                                                                         (In
                                                                      thousands)

     Assets

Current assets:

Cash                                                                    $  5,227
Accounts receivable, net                                                 106,787
Other receivables                                                         25,928
Inventories                                                               36,713
Prepaid expenses and other current assets                                  5,893
                                                                        --------
Total current assets                                                     180,548


Property, plant and equipment                                              7,439
Other assets                                                               6,903
                                                                        --------
                                                                        $194,890
                                                                        --------
                                                                        --------


Liabilities and Shareholders' Equity

Current liabilities:

Accounts payable                                                         $65,477
Notes payable to bank                                                     66,315
Accrued and other current liabilities                                     24,541
                                                                        --------
                                                                         156,333


Long-term debt                                                             6,953
Other long-term liabilities                                                3,035
Common and preferred stock                                                28,569
                                                                        --------
                                                                        $194,890
                                                                        --------


3. Common Stock

The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan (ESOP) and Citicorp North America, Inc. ("Citicorp"). Shareholders', excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provision exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. Except for certain matters connected with its shares,

                               MUEHLSTEIN HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     SUCCESSOR COMPANY
                                        (UNAUDITED)


3. Common Stock (continued)

the shares held by Citicorp will be nonvoting shares. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the common stock has been classified between liabilities and preferred stock.

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

                                                            Pro forma

                                                     -------------------------
                                                       (In thousands, except
                                                          per share data)



Revenues                                              $ 170,204   $ 229,595
Total operational costs                                 166,122     221,218
                                                     -------------------------
Income from operations                                    4,082       8,377


Other income (expense)                                     (295)        177
Interest expense                                         (1,735)     (1,630)
Provision for income taxes                                 (914)     (2,973)
                                                     -------------------------


Net income                                                1,138       3,951
Preferred dividend                                         (300)       (300)
                                                     -------------------------
Net income applicable to common shareholders          $     838   $   3,651
                                                     -------------------------
                                                     -------------------------

     Net income per share applicable to common
       shareholders                                   $     .43   $    l.88
                                                     -------------------------
                                                     -------------------------

Assumed number of common shares outstanding               1,941       1,941
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

                           H. Muehlstein & Co., Inc.
                       Predecessor Combined Balance Sheet
                                     (Note)

                                 December 31, 1995

                                  (In thousands)

Assets

Current assets:

Cash                                                              $   6,326

Accounts receivable, net of allowance for
doubtful accounts of $4,614                                         134,132

Other receivables, principally value added taxes                     21,341

Inventories, net                                                     29,516

Due from affiliates                                                     139

Prepaid expenses and other assets                                     2,120
Deferred income taxes                                                 4,151
                                                                 -------------
Total current assets                                                197,725


Property, plant and equipment, net of accumulated depreciation        7,307

Deferred income taxes                                                   549
                                                                 -------------
Total assets                                                        205,581
                                                                 =============


Liabilities and Parent Company Investments

Current liabilities:

Accounts payable                                                  $  57,412

Accrued liabilities                                                  10,672

Other taxes payable, principally value added taxes                   15,345

Due to affiliates                                                    11,681
                                                                 -------------
Total current liabilities                                            95,110


Other long term liabilities                                           1,832


Parent company investments                                          108,639
                                                                 -------------
Total liabilities and parent company investment                   $ 205,581
                                                                 =============



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

                           H. Muehlstein & Co., Inc.
                 Predecessor Combined Statement of Operations
                                  (Unaudited)

                        Three months ended March 31, 1995

                                 (In thousands)

Revenues:

Sales and Commissions                                             $ 225,272

Sales to affiliates                                                   4,323
                                                                 -------------
Total revenues                                                      229,595

Cost of sales                                                       200,846
                                                                 -------------
                                                                     28,749

Selling, general and administrative expenses                         20,826
                                                                 -------------
Income from operations                                                7,923

Other income                                                            152
                                                                 -------------
Income before income taxes                                            8,075

Provision for income taxes                                            3,419
                                                                 -------------
Net income                                                        $   4,656
                                                                 =============




See notes to combined financial statements.

                   H. Muehlstein & Co., Inc.
           Predecessor Combined Statement of Cash Flows
                        (Unaudited)

              Three months ended March 31, 1995

                       (In thousands)


Cash flows from operating activites

Net income                                                            $ 4,656

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation                                                              214

Provision for deferred income taxes                                       149

Loss on retirement of fixed assets                                         13

Changes in operating assets and liabilities:

Accounts receivable                                                   (35,884)

Inventories                                                           (13,644)

Due from affiliates                                                       (36)

Prepaid expenses and other assets                                        (147)

Other receivables                                                      (7,204)

Accounts payable                                                        8,716

Accrued liabilities                                                    (5,776)

Taxes payable                                                           6,367

Due to affiliates                                                      (4,946)
                                                                     ---------

Net Cash (used in) operating activities                               (47,522)

Cash flows from investing activities

Payments for purchase of fixed assets                                     (62)
                                                                     ---------
Net cash (used in) investing activities                                   (62)

Cash flows from financing activities

Net change in parent company advances                                  46,529
                                                                     --------
Net cash provided by financing activities                              46,529

Net (decrease) in cash                                                 (1,055)

Cash at beginning of year                                               4,763
                                                                     --------
Cash at end of year                                                  $  3,708
                                                                     ========

See notes to combined financial statements.

                   H. Muehlstein & Co., Inc.
       Notes to Predecessor Combined Financial Statements
                        (Unaudited)


1. Basis of Presentation

The accompanying unaudited combined financial statements present the combined assets, liabilitieis, revenues and expenses related to the marketing operations of H. Muehlstein & Co., Inc. ("Muehlstein") and affiliated entities, exclusive of certain assets and liabilities retained by Mobil Oil Corporation ("Mobil"), the ultimate parent company in conjunction with the Acquisition (See Note 2 of the Notes to Consolidated Financial Statements -- Successor Company). These statements are presented on a historical cost basis. All transactions between subsidiaries of Muehlstein and other units of Mobil which are included in Muehlstein's operations have been eliminated. Parent company investment reflects Mobil's investment in Muehlstein, the accumulated earnings of such entity, as well as intercompany balances with Mobil and other entities therewith which are not settled on a current basis. In addition, the parent company investment includes intercompany accounts resulting from the exclusion of various assets or liabilities that were not acquired under the Acquisition.

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

RESULTS OF OPERATIONS

Total revenues decreased 25.9% in the first quarter of 1996 to $170,204,000 compared to $229,595,000 for the first quarter of 1995. Income from operations decreased 51.3% to $4,082,000 for the first quarter of 1996 from $8,377,000 for the first quarter of 1995 while net income after tax decreased 71.2% to $1,138,000 for the first quarter of 1996 from $3,951,000 for the first quarter of 1995.

The decrease in revenues was due to lower sales prices worldwide caused by increases in the availability of product. The average sales price for plastic resin and rubber, combined, decreased 24.1% in the first quarter of 1996 versus the same period in 1995. Sales volume decreased 0.7% in the first quarter of 1996 versus the first quarter of 1995.

Income from operations was unfavorably impacted by lower sales prices during the first quarter of 1996 versus the comparative period in 1995. Due to changes in market conditions, the average margin on product sales decreased to $0.0504 per pound in the first quarter of 1996 from $0.0620 per pound in the first quarter of 1995. Partially offsetting the lower margins was a 6.6% decrease in selling and administrative expenses to $19,911,000 for the first quarter of 1996 from $21,322,000 for the same period in 1995. The change was due to lower bad debt expenses in the U.S. and Latin America.

Non-operating expenses increased $577,000 in the first quarter of 1996 versus the first quarter of 1995. The increase was due to higher interest expense and amortization of deferred financing costs and goodwill being incurred as a result of the financing of the business combination. For further discussion of the financing, see "Note 2 of the Notes to Consolidated Financial Statements -- Successor Company".

Net income decreased 71.2% to $1,138,000 in the first quarter of 1996 from $3,951,000 in the comparative period last year after tax charges of $914,000 and $2,973,000, respectively. The effective tax rate was 45% in the first quarter of 1996 and 43% in the same period in 1995.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, Muehlstein had been an indirect, wholly owned subsidiary of Mobil. As such, cash generated by Muehlstein and its financing requirements had been subject to Mobil's cash management procedures and policies.

In connection with the Acquisition, Muehlstein entered into a $125,000,000 revolving credit facility with Citibank N.A. ("Citibank"). The revolving credit facility expires February 9, 2000. The revolving credit facility will bear interest at either (i) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates of (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. On the day of the Acquisition, the Company borrowed approximately $73,191,000 under this facility. As of that date, Muehlstein has been subject to Citibank cash management procedures and policies.

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

The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan (ESOP) and Citicorp North America, Inc. ("Citicorp"). Shareholders', excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provision exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to the promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the common stock has been classified between liabilities and preferred stock.

Operating activities have historically been a major source or use of cash for working capital needs and capital expenditures. Net cash provided by operations were $8,235,000 for the three months ended March 31, 1996 as compared to a ($47,522,000) use of cash in the first three months of 1995. Working capital on a comparative basis decreased $76,120,000 from December 31, 1995 to March 31, 1996. Current assets increased to 1.3% to $200,337,000 at March 31, 1996 from $197,725,000 at December 31, 1995. Current liabilities increased $78,732,000 mainly due to the addition of $61,334,000 in short term borrowing from Citibank and the current portion of the Finova loan. In addition, accounts payable increased $28,607,000 mainly due to the addition of Mobil as a non-affiliated supplier. The Company expects that available cash and existing credit facilities will be sufficient to meet its normal operating requirements, including capital expenditures, over the near term.

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

                             MUEHLSTEIN HOLDING CORPORATION



Date:  November 14, 1996               By:/S/ J. Kevin Donohue
                                          ---------------------
                                       J. Kevin Donohue
                                       Chairman of the Board and
                                       Chief Executive Officer

Date:  November 14, 1996               By:/S/ Ronald J. Restivo
                                          ----------------------
                                       Ronald J. Restivo
                                       Treasurer and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)