Form 10-Q/A
period 1996-06-30
MUEHLSTEIN HOLDING CORP
filed 1996-11-13
CIK 1003967

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

                            Muehlstein Holding Corporation

                                     FORM 10-Q/A


                                        Index

Part I.  Financial Information

Item 1.Financial Statements (Unaudited)--Muehlstein Holding Corporation ("Successor Company")

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



Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures

                            Part I: Financial Information
                             Item 1: Financial Statements
                            Muehlstein Holding Corporation
                              Consolidated Balance Sheet
                                  Successor Company
                                     (Unaudited)

                                    June 30, 1996

              (In thousands except per share data and number of shares)

Assets
Current assets:
  Cash                                                                $  7,248
  Accounts receivable, net of allowance for doubtful accounts 3,137    133,990
  Other receivables, principally value added taxes                      25,469
  Inventories, net                                                      39,234
  Prepaid expenses and other assets                                      2,106
  Deferred income taxes                                                    495
                                                                      ---------
Total current assets                                                   208,542

Property, plant and equipment, net of accumulated depreciation           7,452
Deferred financing costs, net of accumulated amortization                4,388
Goodwill, net of accumulated amortization                                4,967
Other Long Term Assets                                                     398
                                                                      ---------
Total Assets                                                          $225,747

Liabilites and Shareholders' Equity
Accounts payable                                                      $ 81,260
Notes payable, including current portion of long term debt              68,727
Accrued liabilites                                                       9,081
Income taxes payable                                                     2,196
Other taxes payable, principally value added taxes                      19,335
                                                                      ---------
Total current liabilites                                               180,599

Notes payable - long term                                                6,676
Other long term liabilites                                               3,579
Common stock, par value $.01 per share - authorized shares                  20
2,000,000; issued and outstanding 1,999,023 shares in 1996
Preferred stock, par value $.01 per share - authorized shares               10
1,000,000 issued and outstanding 1,000,000 in 1996
Additional paid in capital                                              29,158
Retained earnings                                                        5,756
Cumulative translation adjustment                                          (51)
                                                                      ---------
Total liabilities and shareholders' equity                            $225,747
                                                                      =========

                            Muehlstein Holding Corporation
                         Consolidated Statement of Operations
                                  Successor Company
                                     (Unaudited)

              (In thousands, except per share data and number of shares)

                                         Three Months ended   Six Months ended
                                            June 30, 1996       June 30,1996
                                         ------------------   ----------------
Revenues:
  Sales and Commissions                        $166,301           $336,505
                                        -------------------   ----------------
Total revenues                                  166,301            336,505
Cost of sales                                   141,355            287,566
                                        -------------------   ----------------
                                                 24,946             48,939
Selling, general and administrative              17,916             37,615
expenses
Income from operations                            7,030             11,324
Other expense (predominantly interest
expense)                                          1,003              2,230
                                        -------------------   ----------------
Income before income taxes                        6,027              9,094
Provision for income taxes                        2,728              4,865
                                        -------------------   ----------------
                                                  3,299              4,229
Losses applicable to pre-acquisition                  -             (1,527)
period                                  -------------------   ----------------
Net income                                        3,299              5,756
Preferred stock dividend                            300                467
                                        -------------------   ----------------
Net income applicable to common                $  2,999            $ 5,289
shareholders                            ===================   ================
Net income per share applicable to             $   1.50            $  3.43
common shareholders                     ===================   ================
Weighted average number of shares             1,999,023          1,543,527
outstanding                             ===================   ================

See notes to consolidated financial statements.

                            Muehlstein Holding Corporation
      Consolidated Statement of Shareholders' Equity and Redeemable Common Stock
                                  Successor Company
                                     (Unaudited)

                            Six months ended June 30, 1996
                                    (In thousands)

                                  Common    Stock    Preferred Stock   Additional              Cumulative
                                  -----------------------------------  Paid-in      Retained   Translation
                                  Shares    Amount   Stock     Amount  Capital      Earnings   Adjustment
                                  ------------------------------------------------------------------------

Issuance of Common
 Stock, net of offering
 costs                            1,999      $20                        $19,168
Issuance of Preferred Stock                          1,000     $10        9,990
Net income                                                                          $5,756
Net change in
cumulative translation adjustment                                                                $(51)
                                  ------------------------------------------------------------------------
Balance as of June 30, 1996       1,999      $20     1,000     $10      $29,158     $5,756       $(51)
                                  ========================================================================

See notes to consolidated financial statements.

                            Muehlstein Holding Corporation
                         Consolidated Statement of Cash Flows
                                  Successor Company
                                     (Unaudited)

                For the period February 9, 1996 through June 30, 1996

                                    (In thousands)

Cash flows from operating activities
Net income                                                            $  5,756
Adjustments to reconcile net income to net cash provided by
(used in) operating activites:

 Depreciation                                                              377
 Amortization of goodwill and deferred financing costs                     594
 Provision for deferred income taxes                                       487
 Changes in operating assets and liabilities:
    Accounts receivable                                                (27,203)
    Other receivables                                                     (161)
    Inventories                                                         (2,521)
    Prepaid expenses and other assets                                     (169)
    Accounts payable                                                    15,783
    Taxes payable                                                        5,515
    Other liabilities                                                    2,472
                                                                      ---------
Net cash provided by operating activities                                  930

Cash flows from investing activities
Payments for acquired business                                        ( 98,925)
Payments for purchase of fixed assets                                     (392)
                                                                      ---------
Net cash (used in) investing activities                               ( 99,317)

Cash flows from financing activities
Net borrowing-revolving credit                                          67,656
Borrowing-term loan                                                      8,000
Repayments of term loan borrowings                                        (253)
Payments for financing costs                                            (4,734)
Proceeds from issuance of common stock, net of offering costs           19,606
Proceeds from issuance of preferred stock                               10,000
                                                                      ---------
Net cash provided by financing activities                              100,275
Effect of exchange rate change on cash                                      58
                                                                      ---------
Net increase in cash                                                     1,946
Cash at beginning of period                                              5,302
                                                                      ---------
Cash at end of period                                                 $  7,248
                                                                      =========

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

The Acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000 ("Purchase Price"), with fees of approximately $1,004,000 being included. Upon effectiveness of the Acquisition, Muehlstein became a wholly-owned subsidiary of the Company, and the Company thereupon changed its name to "Muehlstein Holding Company". The results for the six-onths ended June 30, 1996 reflect losses of $1,527,000, being the results of Muehlstein applicable to the period January 1, 1996 through February 8, 1996.

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

The condensed consolidated balance sheet on a fair value basis as of February 9, 1996 was as follows:


                                                                 (IN THOUSANDS)
Assets
Current assets:
Cash                                                               $  5,302
Accounts receivable, net                                            106,787
Other receivables                                                    33,530
Inventories                                                          36,713
Prepaid expenses and other current assets                             3,120
                                                                   ---------
Total current assets                                                185,452
Property, plant and equipment                                         7,439
Other assets                                                          8,709
                                                                   ---------
Total assets                                                       $201,600
                                                                   =========
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                                                   $ 65,477
Notes payable to bank                                                74,147
Accrued and other current liabilities                                23,678
                                                                   ---------
                                                                    163,302
Long-term debt                                                        7,044
Other long-term liabilities                                           2,521
Common and preferred stock                                           28,733
                                                                   ---------
                                                                   $201,600
                                                                   =========

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)

3. Common Stock

The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan (ESOP) and Citicorp North America, Inc. ("Citicorp"). Shareholders' excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provisions exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. Except for certain matters connected with its shares, the shares held by Citicorp will be nonvoting shares. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the common stock has been classified between liabilities and preferred stock.

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

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)

4. Pro Forma financial Data (continued)


                                                           Three months ended
                                                                 June 30
                                                            1996        1995
                                                                Pro forma
                                                           ------------------
                                                         (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)


Revenues                                                  $166,301   $234,481
Total operational costs                                    159,271    227,464
                                                          ---------  ---------
Income from operations                                       7,030      7,017
Other expense                                                  412       (175)
Interest expense                                            (1,415)    (1,605)
Provision for income taxes                                  (2,728)    (2,300)
                                                          ---------  ---------
Net income                                                   3,299      2,937
Preferred dividend                                            (300)      (300)
                                                          ---------  ---------
Net income applicable to common shareholders               $ 2,999    $ 2,637
                                                          =========  =========
Net income per share applicable to common shareholders     $  1.50    $  1.32
                                                          =========  =========
Assumed number of common shares outstanding                  1,999      1,999
                                                          =========  =========

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)

4. Pro Forma financial Data (continued)
                                                           Six months ended
                                                               June 30
                                                            1996       1995
                                                              Pro forma
                                                           -----------------
                                                         (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)


Revenues                                                 $336,505   $464,076
Total operational costs                                   325,441    448,782
                                                         ---------  ---------
Income from operations                                     11,064     15,294
Other expense                                                (696)       (23)
Interest expense                                           (2,337)    (3,210)
Provision for income taxes                                 (3,626)    (5,229)
                                                         ---------  ---------
Net income                                                  4,405      6,832
Preferred dividend                                           (600)      (600)
                                                         ---------  ---------
Net income applicable to common shareholders             $  3,805    $ 6,232
                                                         =========  =========
 Net income per share applicable to common
   shareholders                                           $  1.90    $  3.12
                                                         =========  =========
Assumed number of common shares outstanding                 1,999      1,999
                                                         =========  =========


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

                              H. Muehlstein & Co., Inc.
                          Predecessor Combined Balance Sheet

                                  December 31, 1995

                                    (In thousands)


Assets
Current assets:
Cash                                                                  $  6,326
 Accounts receivable, net of allowance for
    doubtful accounts of $2,775                                        134,132
 Other receivables, principally value added taxes                       21,341
 Inventories, net                                                       29,516
 Due from affiliates                                                       139
 Prepaid expenses and other assets                                       2,120
 Deferred income taxes                                                   4,151
                                                                     ---------
Total current assets                                                   197,725
Property, plant and equipment, net of accumulated depreciation           7,307
Deferred income taxes                                                      549
                                                                     ---------
Total assets                                                          $205,581
                                                                     =========
Liabilities and Parent Company Investment
Current liabilities:
 Accounts payable                                                     $ 57,412
 Accrued liabilities                                                    10,672
 Other taxes payable, principally value added taxes                     15,345
 Due to affiliates                                                      11,681
                                                                     ---------
Total current liabilities                                               95,110
Other long term liabilities                                              1,832
Parent company investment                                              108,639
                                                                     ---------
Total liabilities and parent company investment                       $205,581
                                                                     =========

See notes to combined financial statements.

                              H. Muehlstein & Co., Inc.
                     Predecessor Combined Statement of Operations
                                     (Unaudited)

                                    (In thousands)


                                                  Three months     Six months
                                                     ended            ended
                                                 June 30, 1995   June 30, 1995

Revenues:
  Sales and Commissions                             $229,073          $454,345
  Sales to affiliates                                  5,408             9,731
                                                    --------          --------
Total revenues                                       234,481           464,076
Cost of sales                                        206,629           407,475
                                                    --------          --------
                                                      27,852            56,601
Selling, general and administrative expenses          21,769            42,595
                                                    --------          --------
Income from operations                                 6,083            14,006
Other expense                                            175                23
                                                    --------          --------
Income before income taxes                             5,908            13,983
Provision for income taxes                             2,538             5,957
                                                    --------          --------
Net income                                          $  3,370          $  8,026
                                                    ========          ========

See notes to combined financial statements.

                              H. Muehlstein & Co., Inc.
                     Predecessor Combined Statement of Cash Flows
                                     (Unaudited)

                            Six months ended June 30, 1995

                                    (In thousands)


Cash flows from operating activities
 Net income                                                     $ 8,026
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation                                                       484
 Provision for deferred income taxes                              1,941
 Loss on retirement of fixed assets                                   4
 Changes in operating assets and liabilities:
   Accounts receivable                                          (33,691)
   Inventories                                                  (13,759)
   Due from affiliates                                             (468)
   Prepaid expenses and other assets                               (110)
   Other receivables                                            (12,960)
   Accounts payable                                              14,801
   Accrued liabilities                                           (7,971)
   Taxes payable                                                 13,202
   Due to affiliates                                             (6,255)
                                                               ---------
Net cash (used in) operating activities                         (36,756)
Cash flows from investing activities
Payments for purchase of fixed assets                              (157)
                                                               ---------
Net cash (used in) investing activities                            (157)
Cash flows from financing activities
Net change in parent company advances                            36,228
                                                               ---------
Net cash provided by financing activities                        36,228
Net (decrease) in cash                                             (685)
Cash at beginning of period                                       4,763
                                                               ---------
Cash at end of period                                           $ 4,078
                                                               =========

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

Results of Operations

Total revenues decreased 29.1% in the second quarter of 1996 to $166,301,000 compared to $234,481,000 for the second quarter of 1995. For the first six months of 1996 revenues of $336,505,000 were 27.5% lower than the first six months of 1995. Income from operations increased 0.2% to $7,030,000 for the second quarter of 1996 from $7,017,000 for the second quarter of 1995, while net income after tax increased 12.3% to $3,299,000 for the second quarter of 1996 from $2,937,000 for the second quarter of 1995. For the six months ending June 30, 1996 income from operations decreased 27.7% to $11,064,000 from $15,294,000 for the six-months ending June 30, 1995, while net income after tax decreased 35.5% to $4,405,000 from $6,832,000.

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

Other expenses (predominantly interest expense) decreased $777,000 in the second quarter of 1996 versus the second quarter of 1995. Non-operating expenses for the first six months of 1996 were $200,000 lower than the the first six months of 1995. The decrease was predominantly due to lower interest expense.

Net income increased 12.3% to $3,299,000 in the second quarter of 1996 from $2,937,000 in the comparative period of the prior year after tax charges of $2,728,000 and $2,300,000, respectively. The effective tax rate was 45% in the second quarter of 1996 and 44% in the same period in 1995. For the six months ended June 30, 1996 net income decreased 35.5% to $4,405,000 from $6,832,000 in the comparative period of the prior year after tax charges of $3,626,000 and $5,229,000, respectively. The effective tax rate was 45% for the six months ended June 30, 1996 and 43% for the six months ended June 30, 1995.

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

Operating activities have historically been a major source or use of cash for working capital needs and capital expenditures. Net cash provided by operations were $930,000 for the six months ended June 30, 1996 as compared to a ($36,756,000) use of cash in the first six months of 1995. Working capital on a comparative basis decreased $74,672,000 from December 31, 1995 to June 30, 1996. Current assets increased by 5.5% to $208,542,000 at June 30, 1996 from $197,725,000 at December 31, 1995. Current liabilities increased $85,489,000 mainly due to the addition of $68,727,000 in short term borrowing from Citibank and the current portion of the Finova loan. In addition, accounts payable increased $23,848,000 mainly due to the addition of Mobil as a non-affiliated supplier. The Company expects that available cash and existing credit facilities will be sufficient to meet its normal operating requirements, including capital expenditures, over the near term.

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