Form 10-Q
period 1996-09-30
MUEHLSTEIN HOLDING CORP
filed 1996-11-13
CIK 1003967

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the period ended September 30, 1996
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________


                            MUEHLSTEIN HOLDING CORPORATION
                        (formerly HMC Acquisition Corporation)
                (Exact name of Registrant as specified in its charter)

                          Commission file number:  33-99754

         Delaware                                             06-1436941
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

    800 Connecticut Avenue                        06856
    Norwalk, Connecticut                        (Zip Code)
  (Address of principal executiveoffices)


Registrant's telephone number including Area Code:  (203) 855-6000

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


The number of shares outstanding of Registrant's Common Stock at September 30, 1996 was 1,996,103.

                            Muehlstein Holding Corporation

                                      Form 10-Q


                                        Index

Part I.  Financial Information

Item 1.Financial Statements (Unaudited)--Muehlstein Holding Corporation
("Successor   Company")

Consolidated Balance Sheet--September 30, 1996

Consolidated Statement of Operations--three and nine months ended September 30, 1996

Consolidated Statement of Shareholders' Equity and Redeemable Common Stock--nine months ended September 30, 1996

Consolidated Statement of Cash Flows--for the period February 9, 1996 through September 30, 1996

Notes to Consolidated Financial Statements

    Financial Statements (Unaudited)--H. Muehlstein & Co., Inc. ("Predecessor Company")

    Combined Balance Sheet--December 31, 1995

    Combined Statement of Operations--three and nine months ended September 30, 1995

    Combined Statement of Cash Flows--nine months ended September 30, 1995

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


Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures

                            Part I: Financial Information
                             Item 1: Financial Statements
                            Muehlstein Holding Corporation
                              Consolidated Balance Sheet
                                  Successor Company
                                     (Unaudited)

                                  September 30, 1996

              (In thousands except per share data and number of shares)

Assets
Current assets:
  Cash                                                                     $  1,368
  Accounts receivable, net of allowance for doubtful accounts $474           32,745
  Retained interest in receivables                                           52,946
  Receivable from Master Trust                                               14,000
  Other receivables, principally value added taxes                           16,894
  Inventories, net                                                           39,129
  Prepaid expenses and other assets                                           2,308
  Deferred income taxes                                                       1,358
                                                                           --------
Total current assets                                                        160,748

Property, plant and equipment, net of accumulated depreciation                8,877
Deferred financing costs, net of accumulated amortization                     2,126
Goodwill, net of accumulated amortization                                     3,283
Other long term assets                                                          452
                                                                           --------
Total Assets                                                               $175,486
                                                                           --------
                                                                           --------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                         $ 90,305
  Notes payable, including current portion of long term debt                 13,951
  Accrued liabilities                                                        10,945
  Income taxes payable                                                        2,834
  Other taxes payable, principally value added taxes                         10,415
                                                                           --------
Total current liabilities                                                   128,450

Notes payable - long term                                                     6,409
Other long term liabilities                                                   4,086
Common stock, par value $.01 per share - authorized shares 2,000,000;
issued and outstanding 1,996,103 shares in 1996                                  20
Preferred stock, par value $.01 per share - authorized shares 1,000,000;
issued and outstanding 1,000,000 in 1996                                         10
Treasury Stock, par value $.01 per share - outstanding 2,920 in 1996            (29)
Additional paid - in capital                                                 29,155
Retained earnings                                                             7,411
Cumulative translation adjustment                                               (26)
                                                                           --------
Total liabilities and shareholders' equity                                 $175,486
                                                                           --------
                                                                           --------

See notes to Consolidated Financial Statements

                            Muehlstein Holding Corporation
                         Consolidated Statement of Operations
                                  Successor Company
                                     (Unaudited)


              (In thousands, except per share data and number of shares)

                                                  Three months ended    Nine months ended
                                                  September 30, 1996    September 30,1996
                                                  ------------------    -----------------

Sales and Commissions                                   $192,727            $529,232
Cost of sales                                            167,290             454,856
                                                  ------------------    -----------------
                                                          25,437              74,376
Selling, general and administrative expenses              21,483              59,098
                                                  ------------------    -----------------
Income from operations                                     3,954              15,278
Other expense (predominantly interest expense)            (1,103)             (3,333)
                                                  ------------------    -----------------
Income before income taxes                                 2,851              11,945
Provision for income taxes                                  (729)             (5,594)
                                                  ------------------    -----------------
                                                           2,122               6,351
Losses applicable to pre-acquisition period                   -               (1,527)
                                                  ------------------    -----------------
Net income                                                 2,122               7,878
Preferred stock dividend                                     300                 767
                                                  ------------------    -----------------
Net income applicable to common shareholders            $  1,822             $ 7,111
                                                  ------------------    -----------------
                                                  ------------------    -----------------
Net income per share applicable to common
shareholders                                              $  .91             $  4.21
                                                  ------------------    -----------------
                                                  ------------------    -----------------
Weighted average number of shares outstanding          1,996,103           1,688,202
                                                  ------------------    -----------------
                                                  ------------------    -----------------

See notes to consolidated financial statements.

                             Muehlstein Holding Corporation
     Consolidated Statement of Shareholders' Equity and Redeemable Common Stock
                                  Successor Company
                                     (Unaudited)

                       Nine months ended September 30, 1996
                                  (In thousands)

                                                                                          Additional             Cumulative
                                    Common Stock      Preferred Stock   Treasury Stock    Paid-in     Retained   Translation
                                    --------------------------------------------------
                                    Shares   Amount   Shares   Amount   Shares   Amount   Capital     Earnings   Adjustment
                                    ---------------------------------------------------------------------------------------
Issuance of Common Stock, net of
offering costs                      1,999    $20                                          $19,165
Issuance of Preferred Stock                           1,000    $10                          9,990
Purchase of stock for Treasury         (3)                                  3      ($29)
Net income                                                                                             $7,878
Cash Dividends on Preferred Stock                                                                       ($467)
Net change in cumulative
translation adjustment                                                                                                 ($26)

                                    ----------------------------------------------------------------------------------------

Balance as of September 30, 1996    1,996   $20       1,000    $10         3       ($29)  $29,155      $7,411          ($26)

See notes to consolidated financial statements.

                            Muehlstein Holding Corporation
                         Consolidated Statement of Cash Flows
                                  Successor Company
                                     (Unaudited)

              For the period February 9, 1996 through September 30, 1996
                                    (In thousands)

Cash flows from operating activities
Net income                                                                              $ 7,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

 Depreciation                                                                                746
 Loss on sale of accounts receivable                                                       2,186
 Amortization of goodwill and deferred financing costs                                     2,892
 Provision for deferred income taxes                                                        (465)
 Changes in operating assets and liabilities:
    Accounts receivable                                                                  (55,712)
    Other receivables                                                                     16,370
    Inventories                                                                           (2,392)
    Prepaid expenses and other assets                                                       (376)
    Accounts payable                                                                      24,802
    Taxes payable                                                                         (3,392)
    Other liabilities                                                                      5,471
                                                                                          ---------

Net cash used in operating activities                                                      (1,992)

Cash flows from investing activities
Payments for acquired business                                                            (98,925)
Payments for purchase of fixed assets                                                        (470)
                                                                                          ---------

Net cash used in investing activities                                                     (99,395)

Cash flows from financing activities
Borrowing - original revolving credit facility                                             73,191
Repayments of original revolving credit facility                                          (73,191)
Net borrowing-Citibank London revolving credit facility                                    12,871
Borrowing-term loan                                                                         8,000
Repayments of term loan borrowing                                                            (511)
Proceeds from sale of certain accounts receivables                                         53,000
Payments for financing costs                                                               (4,764)
Payments for purchase of treasury stock                                                       (29)
Proceeds from issuance of common stock                                                     19,990
Initial stock offering costs                                                                 (388)
Proceeds from issuance of preferred stock                                                  10,000
Dividends paid on preferred stock                                                            (467)
                                                                                          -------
Net cash provided by financing activities                                                  97,702

Effect of exchange rate change on cash                                                       (249)
                                                                                          ---------

Net decrease in cash                                                                        (3,934)

Cash at beginning of period                                                                  5,302
                                                                                          ---------
Cash at end of period                                                                     $  1,368
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

                            Muehlstein Holding Corporation
                      Notes to Consolidated Financial Statements
                                  Successor Company
                                     (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the combined financial statements and footnotes thereto included in Muehlstein Holding Corporation's (formerly HMC Acquisition Corporation) (the "Company") Form 10-K for the year ended December 31, 1995.

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

On November 22, 1995, the Company filed a Registration Statement ("Offering"), which became effective on January 23, 1996, pursuant to which it offered shares of its common stock to certain persons who were employees of Muehlstein, Mobil Oil Corporation ("Mobil") or their respective subsidiaries who would become employees of the Company or its subsidiaries following the Acquisition, to certain benefit plans in which such persons were or would become participants and to such other parties that the Company in its discretion determined. The Company received total proceeds of $19,152,130 on February 9, 1996 based upon the sale of 1,915,213 shares of its Common Stock ("Common Stock"), par value $.01 per share at $10.00 per share. The proceeds of this Offering, net of offering expenses of approximately $806,000 of which $418,000 were paid prior to the closing, were utilized to pay a portion of the purchase price of the Acquisition. The Company received additional proceeds of $838,100 upon the sale of 83,810 additional shares of its common stock through June 30, 1996.

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

Effective February 9, 1996, Muehlstein entered into a credit agreement with Citicorp USA, Inc. and Citicorp Canada ("Credit agreement"), which was guaranteed by the Company. Pursuant to this Credit agreement a $125,000,000 revolving credit facility was provided, the expiration date of which is February 9, 2000. The revolving credit facility will bear interest at either (1) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. On the same date, the Company borrowed approximately $73,191,000 under this facility. On September 25, 1996 as part of the agreement to sell a defined pool of the Company's account receivables, an amendment was added to the credit agreement whereby the $125,000,000 revolving credit facility was reduced to $45,000,000, (as part of the reduction in the credit facility, $2,070,000 of the financing costs incurred in obtaining the original credit facility were amortized in the quarter), the balance of the agreement remained the same. As of September 30, 1996, the revolving credit balance was zero.

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

The proceeds from the sale of the Company's common and preferred stock aggregating approximately $30,000,000 and borrowing of $81,191,000 under the aforementioned facilities were used to finalize the Acquisition and provide working capital.

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)



2. Business Combination (continued)

The Acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000 ("Purchase Price"), with fees of approximately $1,004,000 being included. Upon effectiveness of the Acquisition, Muehlstein became a wholly-owned subsidiary of the Company, and the Company thereupon changed its name to "Muehlstein Holding Company". The results for the nine-months ended September 30, 1996 reflect losses of $1,527,000, being the results of Muehlstein applicable to the period January 1, 1996 through February 8, 1996.

The Company's financial statements reflect the application of purchase accounting to the acquired operations of Muehlstein. The application of purchase accounting resulted in the allocation of the purchase price and related acquisition costs based on the fair value of the assets acquired and liabilities assumed. As a result, the enclosed predecessor combined financial statements are not comparable to the successor company consolidated financial statements. The classification of certain assets and liabilities have been adjusted to reflect the additional information that has become available. Such changes did not have any effect on the actual purchase price.

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)


The condensed consolidated balance sheet on a fair value basis as of February 9, 1996 was as follows:

                                                                          IN
                                                                       THOUSANDS

Assets
Current assets:
Cash                                                                    $  5,302
Accounts receivable, net                                                 118,093
Other receivables                                                         22,224
Inventories                                                               36,713
Prepaid expenses and other current assets                                  3,085
                                                                        --------
Total current assets                                                     185,417

Property, plant and equipment                                              9,153
Other assets                                                               7,030
                                                                        --------
Total assets                                                            $201,600
                                                                        --------
                                                                        --------

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                                                        $ 65,477
Notes payable to bank                                                     74,147
Accrued and other current liabilities                                     23,678
                                                                        --------
                                                                         163,302

Long-term debt                                                             7,044
Other long-term liabilities                                                2,521
Common and preferred stock                                                28,733
                                                                        --------
                                                                        $201,600
                                                                        --------
                                                                        --------

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)


3. Sale of Receivables

Effective September 25, 1996, the Company entered into an agreement to sell, on a revolving basis, their interests in a defined pool of accounts receivable through February 9, 2000. At September 30, 1996 the defined pool of outstanding accounts receivable amounted to $119,946,000. During the period from September 25, 1996 to September 30, 1996, the Company had net cash receipts of $67,000,000 from the sale of certain eligible receivables, as defined, to Muehlstein Trade Receivables Master Trust or Master Trust. The remaining $52,946,000 of accounts receivables represents all ineligible receivables along with certain eligible receivables which at the Company's discretion were not advanced against.

In return for $53,000,000 the Master Trust issued Series
1996-I certificates which bear interest at a commercial paper rate. At
September 30, 1996 the rate was 5.34%. In return for $14,000,000 the Master Trust issued Series 1996-II certificates (See next paragraph for further discussion). If the amount of uncollected receivables is more or less than the September 30, 1996 allowance for such uncollectability, the Company will incur a loss or gain. The loss on the sale amounted to $2,186,000 for the period from September 25, 1996 to September 30, 1996 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Pursuant to the agreement, the Company services, on behalf of the Master Trust, the accounts receivable that were sold. In return the Company is paid a servicing fee by the Master Trust which is equal to 1/12 of 1/2% the average Series 1996-I invested amounts on each day immediately preceding a collection period. The servicing fees were not significant for the period from September 25, 1996 through September 30, 1996.

Included in the cash receipts from the Master Trust is $14,000,000 from Polymers International Financial Corporation, a subsidiary of the Company. In return for this payment, Polymers International Financial Corporation received Series 1996-II certificates ("Certificates") from the Master Trust which will bear interest at 100 basis points over the U.S. or certain other foreign currency LIBOR rates. Subsequently, Polymers International Financial Corporation pledged the Certificates to Citibank N.A. As collateral for a $20,000,000 revolving credit facility to Pegasus Polymers International Inc. (PEGASUS), a subsidiary of the Company. Such facility expiers February 9, 2000 and bears interest at a rate of LIBOR plus 40 basis points. At September 30, 1996 the outstanding balance of Pegasus' revolving credit facility was $12,871,000. The Series 1996-II certificate is included on the consolidated balance sheet as "Receivable from Master Trust".

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



5. Pro Forma Financial Data

The following pro forma unaudited consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 have been prepared to reflect the consummation of the offerings of the Company's debt and equity securities, the Acquisition and related transactions. The pro forma unaudited effects of such transactions have been presented assuming that they occurred as of the beginning of the periods presented in the pro forma unaudited combined statement of operations.

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)


5. Pro Forma Financial Data (continued)

                                                                           Three months ended

                                                                              September 30

                                                                           1996          1995
                                                                          Actual        Pro forma
                                                                        -------------------------
                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                SHARE DATA)
                                                                        -------------------------
Revenues                                                                $192,727       $180,434
Total operational costs                                                  188,773        179,335
                                                                        -----------------------
Income from operations                                                     3,954          1,099

Other income                                                                 457            607
Interest expense                                                          (1,560)        (1,879)
                                                                        -----------------------
Income (loss) before income tax (provision) benefit                        2,851           (173)
(Provision) benefit for income taxes                                        (729)           168
                                                                        ------------  ----------
Net income  (loss)                                                         2,122             (5)
Preferred dividend                                                          (300)          (300)
                                                                        ------------  ----------
Net income (loss) applicable to common shareholders                      $ 1,822         $ (305)
                                                                        ------------  ----------
                                                                        ------------  ----------

Net income (loss) per share applicable to common
shareholders                                                              $  .91         $  (.15)
                                                                        ------------  ----------
                                                                        ------------  ----------

Assumed number of common shares outstanding                                1,996            1,996
                                                                        ------------  ----------
                                                                        ------------  ----------

                            Muehlstein Holding Corporation
                Notes to Consolidated Financial Statements (continued)
                                  Successor Company
                                     (Unaudited)

5. Pro Forma Financial Data (continued)

                                                                 Nine months ended

                                                                    September 30

                                                                 1996       1995

                                                                    Pro forma
                                                                 ----------------------

                                                                 (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Revenues                                                        $529,232  $644,510
Total operational costs                                          514,143   628,606
                                                                --------  ---------
Income from operations                                            15,089    15,904

Other income                                                         564       585
Interest expense                                                  (4,700)   (5,638)
Provision for income taxes                                        (4,380)   (4,633)
                                                                --------  ---------
Net income                                                         6,573     6,218
Preferred dividend                                                  (900)     (900)
                                                                --------  ---------
Net income applicable to common shareholders                    $  5,673   $ 5,318
                                                                --------  ---------
                                                                --------  ---------

Net income per share applicable to common shareholders           $  2.84   $  2.66
                                                                --------  ---------
                                                                --------  ---------
Assumed number of common shares outstanding                        1,996     1,996
                                                                --------  ---------
                                                                --------  ---------

6. Income Taxes

The tax provision for the three and nine-month periods ended September 30, 1996 were determined based upon an estimate of the effective tax rates for the year ending December 31, 1996. The effective tax rate of 26% for the three-month period ended September 30, 1996 and 47% for the nine-month period ended September 30, 1996 reflect higher taxes for dividend distributions from foreign subsidiaries and changes in the valuation of certain foreign deferred tax assets for the period prior to the Acquisition and foreign losses for which the Company did not receive tax benefit. The quarter ended September 30, 1996 reflects a year to date adjustment caused by a change in tax law, related to the amortization of deferred financing costs which had previously been treated as a non-deductible expense in the first half of 1996.

                              H. Muehlstein & Co., Inc.
                          Predecessor Combined Balance Sheet

                                  December 31, 1995

                                    (In thousands)

Assets
Current assets:
 Cash                                                                  $   6,326
 Accounts receivable, net of allowance for
 doubtful accounts of $2,775                                            134,132
 Other receivables, principally value added taxes                        21,341
 Inventories, net                                                        29,516
 Due from affiliates                                                        139
 Prepaid expenses and other assets                                        2,120
 Deferred income taxes                                                    4,151
                                                                      ---------
Total current assets                                                    197,725
Property, plant and equipment, net of accumulated depreciation            7,307
Deferred income taxes                                                       549
                                                                      ---------
Total assets                                                           $205,581
                                                                      ---------
                                                                      ---------
Liabilities and Parent Company Investment
Current liabilities:
 Accounts payable                                                      $ 57,412
 Accrued liabilities                                                     10,672
 Other taxes payable, principally value added taxes                      15,345
 Due to affiliates                                                       11,681
                                                                      ---------
Total current liabilities                                                95,110

Other long term liabilities                                               1,832

Parent company investment                                               108,639
                                                                      ---------
Total liabilities and parent company investment                        $205,581
                                                                      ---------
                                                                      ---------

See notes to combined financial statements.

                              H. Muehlstein & Co., Inc.
                     Predecessor Combined Statement of Operations
                                     (Unaudited)

                                    (In thousands)



                                                        Three months    Nine months
                                                           ended           ended
                                                        September 30,   September 30,
                                                            1995            1995
                                                        -------------   -------------
Revenues:
  Sales and Commissions                                 $177,057            $631,402
  Sales to affiliates                                      3,377              13,108
                                                        --------            --------
Total revenues                                           180,434             644,510
Cost of sales                                            152,333             559,808
                                                        --------            --------
                                                          28,101              84,702
Selling, general and administrative expenses              25,085              67,680
                                                        --------            --------
Income from operations                                     3,016              17,022
Other income                                               (608)               (585)
                                                        --------            --------
Income before income taxes                                 3,624              17,607
Provision for income taxes                                 1,339               7,296
                                                        --------            --------
Net income                                              $  2,285            $ 10,311
                                                        --------            --------
                                                        --------            --------

See notes to combined financial statements.

                              H. Muehlstein & Co., Inc.
                     Predecessor Combined Statement of Cash Flows
                                     (Unaudited)

                         Nine months ended September 30, 1995

                                    (In thousands)



Cash flows from operating activities
Net income                                                                          $10,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Depreciation                                                                           669
 Provision for deferred income taxes                                                    363
 Changes in operating assets and liabilities:
   Accounts receivable                                                               (9,914)
   Inventories                                                                        7,569
   Due from affiliates                                                                   (6)
   Prepaid expenses and other assets                                                    136
   Other receivables                                                                 (5,865)
   Accounts payable                                                                   3,365
   Accrued liabilities                                                               (1,985)
   Taxes payable                                                                      2,060
   Due to affiliates                                                                  5,367
                                                                                     -------
Net cash provided by operating activities                                            12,070

Cash flows from investing activities
Payments for purchase of fixed assets                                                  (308)
                                                                                     -------
Net cash (used in) investing activities                                                (308)

Cash flows from financing activities
Net change in parent company advances                                               (14,320)
                                                                                     -------
Net cash (used in) financing activities                                             (14,320)

Effect of exchange rate changes on cash                                              (1,002)
                                                                                     -------
Net (decrease) in cash                                                               (3,560)
Cash at beginning of period                                                           4,763
                                                                                     -------
Cash at end of period                                                               $ 1,203
                                                                                     -------
                                                                                     -------

See notes to combined financial statements.

                              H. Muehlstein & Co., Inc.
                  Notes to Predecessor Combined Financial Statements
                                     (Unaudited)



1. Basis of Presentation

The accompanying unaudited combined financial statements present the combined assets, liabilities, revenues and expenses related to the marketing operations of H. Muehlstein & Co., Inc. ("Muehlstein") and affiliated entities, exclusive of certain assets and liabilities retained by Mobil Oil Corporation ("Mobil"), the ultimate parent company in conjunction with the Acquisition (See Note 2 of the Notes to Consolidated Financial Statements--Successor Company). These statements are presented on a historical cost basis. All transactions between subsidiaries of Muehlstein and other units of Mobil which are included in Muehlstein's operations have been eliminated. Parent company investment reflects Mobil's investment in Muehlstein, the accumulated earnings of such entity, as well as intercompany balances with Mobil and other entities therewith which are not settled on a current basis. In addition, the parent company investment includes intercompany accounts resulting from the exclusion of various assets or liabilities that were not acquired under the Acquisition.

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

                         Muehlstein Holding Corporation
                   Item 2: Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

General

As discussed in the notes to the financial statements, Muehlstein Holding Corporation (formerly HMC Acquisition Corporation) (the "Company") was incorporated for the purpose of acquiring all of the outstanding capital stock of H. Muehlstein & Co., Inc. ("Muehlstein") and certain related assets. The acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000. Accordingly, the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996 are the only periods of successor company operations and are compared to pro forma results of operations for the three and nine-month periods ended September 30, 1995 for purposes of the comparative discussion presented below. The financial information of the successor company reflects the application of purchase accounting to the operations of Muehlstein subsequent to the Offering by the Company. The application of purchase accounting results in the allocation of the purchase price and related acquisition costs based on the fair value of the underlying assets and liabilities of the predecessor company's operations. As a result of the application of purchase accounting, the predecessor combined financial information is not comparable to the financial information of the successor company. The unaudited proforma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have resulted had the Offering and Acquisition been effective January 1, 1995, or that may result in the future.

Results of Operations

Total revenues increased 6.8% in the third quarter of 1996 to $192,727,000 compared to $180,434,000 for the third quarter of 1995. For the first nine months of 1996 revenues of $529,232,000 were 17.9% lower than the first nine months of 1995. Income from operations increased 259.8% to $3,954,000 for the third quarter of 1996 from $1,099,000 for the third quarter of 1995. For the nine months ended September 30, 1996 income from operations decreased 5.1% to $15,089,000 from $15,904,000 for the nine months ended September 30, 1995.

The average sales price for plastic resin and rubber, combined, increased 8.1% in the third quarter of 1996 versus the same period in 1995, while the average sales price for the first nine months of 1996 was 12.4% lower than the first nine months of 1995. Worldwide sales volume decreased 1.2% and 4.3% for the third quarter of 1996 versus the third quarter of 1995 and for the first nine months of 1996 versus the first nine months of 1995, respectfully.

Income from operations was favorably impacted by higher selling prices during the third quarter of 1996 versus the comparative period in 1995. Due to changes in market conditions, the average margin on product sales increased to $0.0558 per pound in the third quarter of 1996 from $0.0551 per pound in the third quarter of 1995. Adding to the higher margins was a 11.7% decrease in selling and administrative expenses to $21,483,000 for the third quarter of 1996 from $24,322,000 for the same period in 1995. The decrease was mainly due to lower bad debt expense in the U.S. and Latin America along with lower freight costs.

For the nine months ended September 30, 1996 average margin on product sales decreased to $0.0537 from $0.0585 for the nine months ended September 30, 1995. Offsetting the lower margins was a 13.6% decrease in selling and administrative expenses to $59,287,000 for the nine months ended September 30, 1996 versus $68,618,000 for the same period in 1995. The change was mainly due to lower bad debt expense in the U.S. and Latin America along with lower freight costs and employee costs.

Other expenses (predominantly interest expense) decreased $169,000 in the third quarter of 1996 versus the third quarter of 1995. Non-operating expenses for the first nine months of 1996 were $917,000 lower than the first nine months of 1995. The decrease was predominantly due to the lower interest expense.

Net income increased to $2,122,000 in the third quarter of 1996 from a net loss of $5,000 in the comparative period of the prior year after tax charges/(benefits) of $729,000 and ($168,000), respectively. The effective tax rate (benefit) was 26% in the third quarter of 1996 and (97%) in the same period in 1995, which is reflective of the Company's ability to obtain tax benefits from foreign losses. For the nine months ended September 30, 1996 net income increased 5.7% to $6,573,000 from $6,218,000 in the comparative period of the prior year after tax charges of $4,380,000 and $4,633,000, respectively. The effective tax rate was 40% for the nine months ended September 30, 1996 and 43% for the nine months ended September 30, 1995.

Liquidity and Sources of Capital

Historically, Muehlstein had been an indirect, wholly owned subsidiary of Mobil. As such, cash generated by Muehlstein and its financing requirements had been subject to Mobil's cash management procedures and policies.

In connection with the Acquisition, Muehlstein entered into a $125,000,000 revolving credit facility with Citibank N.A. ("Citibank"). The revolving credit facility expires February 9, 2000. The revolving credit facility will bear interest at either (1) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. On the day of the Acquisition, the Company borrowed approximately $73,191,000 under this facility. On September 25, 1996, as part of the agreement to sell a defined pool of the Company's accounts receivables (See Note 3 of the Notes to Consolidated financial statements - Successor Company) the first amendment was added to the credit agreement whereby the $125,000,000 revolving credit facility was reduced to $45,000,000, the balance of the agreement remained the same. Based on the value of the Company's assets used as collateral for the credit facility, the calculated availability of the $45,000,000 credit facility was 43,320,000 at September
30, 1996.

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

The Company issued a total of 1,999,023 shares of common stock between January 23, 1996 and September 30, 1996, of which 2,920 have subsequently been repurchased and held in Treasury Stock. The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan
(ESOP) and Citicorp North America, Inc. ("Citicorp"). Shareholders', excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provision exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the common stock has been classified between liabilities and preferred stock.

Effective September 25, 1996, the Company entered into an agreement to sell, on a revolving basis, to the Muehlstein Trade Receivables Master Trust, their interests in a defined pool of accounts receivable through February 9, 2000 (See note 3 of the Notes to Consolidated financial statements - Successor Company). The Company had net cash receipts of $67,000,000 from the initial sale of eligible receivables. The Company used $48,775,000 of the proceeds to repay the outstanding balance of the original revolving credit facility at September 25, 1996. Pursuant to the agreement, the Company services, on behalf of the Master Trust, the accounts receivable that were sold. In return the Company is paid a servicing fee by the Master Trust which is equal to 1/12 of 1/2 % the average Series 1996 I invested and on each day immediately preceeding a collection period.

In return for $53,000,000 of cash receipts, the Master Trust issued Series 1996-I certificates which will bear interest at a commercial paper rate. In return for $14,000,000 the Master Trust issued Series 1996-II certificates to Polymers International Financial Corporation, a subsidiary of the Company. The series 1996-II certificates ("Certificates") from the Master Trust will bear interest at 100 basis points over the U.S. or certain other foreign currency LIBOR rates. Subsequently, Polymers International Financial Corporation pledged the Certificates to Citibank N.A.. In return Citibank N.A. gave approval to Citibank London to issue a $20,000,000 revolving credit facility to Pegasus Polymers International Inc., a subsidiary of the Company, at a rate of LIBOR plus 40 basis points.

Operating activities have historically been a major source or use of cash for working capital needs and capital expenditures. Net cash used in operations was $1,992,000 for the nine months ended September 30, 1996 as compared to a $12,070,000 source of cash in the first nine months of 1995. Working capital on a comparative basis decreased $70,317,000 from December 31, 1995 to September 30, 1996. Current assets decreased by 18.7% to $160,748,000 at September 30, 1996 from $197,725,000 at December 31, 1995. Current liabilities increased $33,340,000 mainly due to the addition of $13,951,000 in short term borrowing from Citibank and the current portion of the Finova loan. In addition, accounts payable increased $32,893,000 mainly due to the addition of Mobil as a non-affiliated supplier. The Company expects that available cash and existing credit facilities will be sufficient to meet its normal operating requirements, including capital expenditures, over the near term.

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

Impact of Inflation and Changing Prices

Market conditions which are influenced by economic and political considerations, as well as production capacities and utilization dictate pricing and costs. The Company has entered into certain supply agreements with Mobil for an initial term of three years. Such agreements provide for minimum and maximum limits on the amounts of product supplied at current market prices. The Company does not have any other long-term purchase or sales commitments with its suppliers or customers. The Company views this as a marketing advantage that enables it to respond quickly to market changes, matching supply with demand. The Company capitalizes on opportunities and imbalances in the market place.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.





\42066\011\10PRTSBM.001

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MUEHLSTEIN HOLDING CORPORATION



Date:  November 14, 1996                    By:/S/ J. Kevin Donohue
                                            J. Kevin Donohue
                                            Chairman of the Board and
                                            Chief Executive Officer

Date:  November 14, 1996                    By:/S/ Ronald J. Restivo
                                            Ronald J. Restivo
                                            Treasurer and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)




\42066\011\10SIGSBM.004