Form 10-K
period 1996-12-31
MUEHLSTEIN HOLDING CORP
filed 1997-03-28
CIK 1003967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, as of December 31, 1996: $15,995,890.00.

The number of shares outstanding of Registrant's Common Stock at December 31, 1996 was 1,995,703.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS
                                 1996 FORM 10-K

Item Number

                                     Part I

1.  Business
2.  Properties
3.  Legal Proceedings
4.  Submission of Matters to a Vote of Security Holders

                                   Part II

5.  Market for the Registrant's Common Stock and Related Stockholder Matters
6.  Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
8.  Financial Statements
    Report of Independent Auditors
    Balance Sheets
    Statements of Operations
    Statements of Cash Flows
    Notes to Financial Statements
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                    Part III

10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions

                                     Part IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures
Index to Financial Statements
Index to Exhibits

                                     PART I

ITEM 1: BUSINESS

General

      Muehlstein Holding Corporation, a Delaware corporation incorporated on September 21, 1995 ("MHC" and "Company"), was organized by certain management employees of H. Muehlstein & Co., Inc., a New York corporation ("Muehlstein"), for the purpose of acquiring all of the common stock of Muehlstein from a wholly-owned subsidiary of Mobil Oil Corporation ("Mobil"). MHC entered into a Stock Purchase Agreement, dated as of October 30, 1995, pursuant to which the acquisition of Muehlstein (the "Acquisition") was consummated on February 9, 1996.

      MHC engages in no other operations apart from those operations of Muehlstein and its subsidiaries. The following represents a description of such operations.

Overview

      Muehlstein, headquartered in Norwalk, Connecticut, was established as a sole proprietorship in Akron, Ohio in 1911. Incorporated in New York in 1922, Muehlstein remained privately owned until its acquisition by Mobil in 1980.

      At inception, Muehlstein acted as a trader and reseller serving the rubber industry. In the mid-1940s Muehlstein expanded its scope of operations, pioneering an alternative marketing service for the then-emerging plastics industry. Over the last 50 years, Muehlstein has become a full-service, alternative marketing resource for the plastics industry, buying, warehousing, inventorying, distributing, compounding and selling prime and "off-grade" plastic resins. Management believes that the company is presently among the world's largest alternative marketers of plastic resins and rubber.

      Muehlstein acts primarily as a merchant, buying and selling various types of prime and offgrade plastic resins and, to a lesser extent, natural (crude) and synthetic rubber. The Company matches available materials with appropriate markets. The global scope of the Company's operations and contacts (26% of its 1996 annual revenues were derived from foreign operations) enables Muehlstein to assist producers and customers in maintaining a productive relationship between supply and demand. Muehlstein's client suppliers and customers recognize the Company's ability, derived from many years of experience, to anticipate and react promptly to market fluctuations and end user demand. In addition to its merchant activities, Muehlstein engages in a limited amount of manufacturing activities, principally plastics compounding.

      The following table sets forth, for the periods indicated, the approximate contributions by Muehlstein's major lines of business to MHC's (i) total consolidated revenues, and (ii) income before income taxes and corporate overhead expenses. In estimating relative contributions to income before income taxes and corporate overhead expenses, management has made assumptions as to intercompany transactions on a basis it believes to be reasonable and consistent.

                                 Year Ended December 31,
                    1996                   1995                  1994
             Revenues    Income     Revenues    Income    Revenues   Income
             --------    ------     --------    ------    --------   ------
                                      (in thousands)
Merchant
Activities
   Plastics   $631,451    $16,970    $681,783    $19,100   $546,730   $15,623
   Rubber       75,567      1,318     129,188      1,873     83,399     (954)
              --------    -------    --------    -------   --------   -------
Total         $707,018    $18,288    $810,971    $20,973   $630,129   $14,669

      Muehlstein serves approximately 4,000 customers in 70 countries worldwide from 32 sales offices located throughout North America, Latin America, Europe, the Asia Pacific region and Northern Africa.

Merchant Activities

      Plastics

      Muehlstein has long established relationships with more than 20 of the major U.S. and international producers of plastic resins, from which it purchases a wide selection of grades of polyethylene, polypropylene and polystyrene resins. Muehlstein believes it to be practical, convenient and cost-effective for the major producers of plastic resins to utilize the distribution channels of Muehlstein and other merchants rather than perform this function on their own behalf. Muehlstein purchases prime plastic resins from such producers and generally sells such materials, without processing, to small and medium-sized, end user companies.

      In 1996, Muehlstein, as part of its growth strategy, created a new operating division, Channel Polymers ("Channel"). Channel will allow the company to enhance its focus on smaller end users of prime resins, a segment of the market in which the producers of prime resins have less of an interest. Channel should enable the company to expand its resale and distribution of prime resins, exploit its already established international position, and increase its technology base. This, in turn, should lead to enhanced productivity and customer service.

      Muehlstein also purchases a substantial amount (approximately 45% of its total purchases of plastic resins) of virgin, off-grade resins (as opposed to reclaimed or reprocessed resins), including high and low density polyethylene, polypropylene and polystyrene, for sale to large volume end users. The use of off-grade resins, which fail to meet specifications for prime resins (relative to melt, flow, density and/or color), can result in significant cost savings in the manufacture of products not requiring prime grade resins. The supply of off-grade resins results from a number of factors, including supplier overruns and changes in customer specifications. Muehlstein's historic experience suggests that the supply of off-grade resins is proportional to the industry's total production of plastic resins.

      As a merchant of prime and off-grade plastic resins, Muehlstein acts in the capacity of distributor, agent and reseller. When Muehlstein acts as a distributor, it takes possession of the product (generally, prime resins) from multiple producers and represents such producers in selling the product to fabricators. When acting as an agent, Muehlstein functions essentially as an extension of an individual producer's sales force, representing that producer in the sale of a given product (which it does not take possession of) on an exclusive basis. When Muehlstein acts as a reseller, it buys both prime and off-grade plastic resins in bulk, primarily from major petrochemical companies, and resells them, either in bulk or in smaller quantities (in either case, without further processing), to numerous domestic and foreign compounders and processors of plastic resins and manufacturers of plastic products. As a reseller, Muehlstein may or may not take possession of the product.

      Rubber

      Muehlstein acts, on a worldwide basis, as an agent or distributor of various types of prime and off-grade synthetic rubber for major synthetic rubber producers in a manner substantially similar to its plastic resin merchant activities. Products purchased and sold include styrene butadiene rubber (SBR) and polybutadiene (PBD), the number one and two selling synthetic rubbers, respectively.

      Muehlstein's activities as a merchant in rubber have accounted for approximately ten percent of the company's annual revenues for the last five fiscal years.

Use and Product Applications

      Plastics

      There are differing markets for the various type and grades of plastic resins which Muehlstein purchases. The company's primary customers for low density polyethylene include injection molders, extruders and coaters of food and non-food packaging products, film wrap, household plastic wrap, shopping/grocery bags, squeeze bottles, housewares, lids, trash bags and toys. Muehlstein markets high density polyethylene to injection molders, blow molders, extruders and roto molders whose products include film, bottles, plastic tanks, pails, pipes and shipping containers. Muehlstein markets polypropylene to extruders and injection molders whose products include disposable service ware, trays, videocassettes, leisure furniture and parts for automobiles, trucks, appliances and business machines. Polystyrene is marketed to businesses engaged in molding, extrusion and expandable beads whose products include disposable service ware, foam packaging, videocassettes, hangers and parts for appliances and business machines.

      Rubber

      Muehlstein's primary customers for synthetic and crude rubber include sporting goods, automotive and household products businesses whose products include golf balls, tires, tubes, toys, molded goods and footwear.

Manufacturing Activities

      Plastic Compounds

      Plastic compounding is a manufacturing procedure, conducted under rigid laboratory and production controls, by which plastic resins and additives such as talc, stabilizers, lubricants and color pigments are mixed according to predetermined ratios and specifications. The mix is then transferred to a chamber where heat is applied under controlled conditions producing a plastic mass of generally uniform chemical and physical properties. The mass is then converted into strands or strips by an extrusion process, cooled in liquid and cut into pellets by a dicing machine. The pellets are transferred by air ducts to blending tanks to control uniformity of product and then packaged either in bags or cartons or transferred in bulk to hopper rail cars or hopper trucks for direct bulk delivery to the customer.

      Muehlstein's research laboratories specially engineer proprietary compounds (on which the company has placed increasing emphasis in recent years) to meet a customer's requirements in terms of tensile strength, elongation, melt index, color and other properties. Muehlstein then manufactures the proprietary compounds from purchased resins (typically low and high density polyethylene, linear low density polyethylene, and polypropylene) and additives in accordance with formulas and specifications developed by its laboratories. The company produces proprietary compounds in economic production quantities based on customer commitments for future deliveries, as reflected in purchase orders. To the extent necessary, Muehlstein stores these compounds for future delivery in its or public warehouses located near customers' manufacturing facilities.

      Muehlstein sells its proprietary compounds principally to manufacturers and suppliers in the automotive industry for such products as side panels, air ducts and fan shrouds; in the appliance industry, for plastic parts in refrigerators, washing machines and laundry tubs; in the construction industry, for such products as plastic conduits, plastic drain pipes and window seals; in the toy industry, for various plastic toy parts; and in the housewares industry, for waste baskets, sink strainers, hampers and other items.

      Other Manufacturing Activities

      Muehlstein utilizes various outside manufacturing facilities to reprocess certain scrap material into more marketable products, paying a fee to the manufacturer based on the volume of material reprocessed. For example, Muehlstein reprocesses polystyrene at one location in Ohio. The company reprocesses rubber at three to four facilities located in Georgia, Ohio and Tennessee. At each location, Muehlstein provides the product to be reprocessed, combined or blended, in accordance with Muehlstein's instructions. The foregoing activities constitute a minor portion of Muehlstein's business.

Foreign Operations

      In its foreign operations, Muehlstein acts as reseller/distributor of plastic resins and rubber. Muehlstein has 23 offices outside of the United States in 21 countries. As of December 31, 1996, the company employed 101 people in its foreign locations.

      In Europe, Muehlstein has its headquarters in Brussels, Belgium, with sales offices in Brussels, Hamburg (Germany), Camberley (U.K.), Barcelona (Spain), Milan (Italy), Cairo (Egypt) and Paris (France). Since July 1994, these sales offices have operated under a commissionaire or agency arrangement with Pegasus Polymers International, Inc. (PPI), a wholly-owned subsidiary of Muehlstein. PPI owns all accounts receivable, inventories and accounts payable, but the local commissionaire/agent invoices the customer on PPI's behalf. PPI reimburses the commissionaire or agent for its activities based on sales volume or on a cost-plus basis. Muehlstein also has an employee, through Mobil, in Mobil's Moscow office. This employee coordinates the acquisition of synthetic rubber from Russia for resale in Europe and the United States.

      In the Far East, Muehlstein has offices in India, Singapore, Malaysia and Hong Kong. Muehlstein opened its office in India in 1996. Its offices in Singapore and Malaysia were opened in late 1994. The Hong Kong office has been in operation since 1988. From these offices, the company sources its products (both locally and throughout the world) for resale to local users and other traders. Muehlstein closely monitors and controls its sales terms in this region of the world. In Hong Kong, for example, the company does not currently extend credit to customers.

      Muehlstein coordinates its Latin American operations (including its ten sales offices in Central and South America) from the company's headquarters in Norwalk, Connecticut. The company sources the majority of the product sold in Latin America from the United States. As in the Far East, the company closely monitors and controls sales terms, often insisting on letters of credit to secure any payment exposure. Most sales are made in U.S. dollars.

      Muehlstein has two offices in Canada located in Toronto and Montreal. The company's Canadian operations have been in existence for over 50 years. Muehlstein currently coordinates its sales and purchasing activities in Canada from its Toronto office, with all administrative, accounting and treasury functions associated with its Canadian operations being handled at its headquarters in Norwalk, Connecticut.

Customers

      In connection with Muehlstein's merchant activities, no single customer accounted for more than two percent of the company's annual revenues in fiscal 1996. The company's five largest customers accounted for less than four percent of such revenues. In connection with Muehlstein's manufacturing activities, no single customer accounted for more than one percent of the company's annual revenues in fiscal 1996; the five largest customers accounted for about 1.1 percent of such revenues. In management's opinion, Muehlstein is not dependent upon any single customer, such that their loss would have a material adverse effect on Muehlstein's business (other than on a temporary basis).

Suppliers and Raw Materials

      In fiscal 1996, Muehlstein purchased 1.8 billion pounds of plastic resin and rubber worldwide. Muehlstein purchases material from a variety of suppliers both large and small. The top 10 suppliers accounted for approximately 75% of the total pounds purchased during 1996.

      Upon the closing of the Acquisition, MHC entered into agreements with Mobil Chemical, pursuant to which Mobil Chemical agreed to sell polyethylene and polypropylene products to and through Muehlstein. See the discussion under "Certain Relationships and Related Transactions" herein.

Transport

      Muehlstein ships its products in packaged form through common carrier rail and truck facilities, ships and containers. In its custom plastics compounding operations, Muehlstein also uses hopper rail cars furnished by its customers. Muehlstein also operates a fleet of approximately 40 leased hopper rail cars.

Sales and Marketing

      Muehlstein conducts its sales and marketing activities from its international headquarters in Norwalk, Connecticut, from regional headquarters in Brussels, Belgium and Hong Kong, as well as from 29 sales offices worldwide. Muehlstein utilizes one sales force consisting of approximately 100 people for all of its products and activities. The international and regional headquarters offices include executive and administrative personnel as well as those engaged in sales and marketing. Each sales office is staffed by sales and clerical personnel adequate, in management's opinion, to represent Muehlstein in the area served by that office. Office leases are generally short-term and do not involve a substantial financial commitment by Muehlstein.

Competition

      The plastic resins and rubber markets in which Muehlstein participates are highly competitive and are comprised of many participants. The industries in which Muehlstein competes are particularly sensitive to price fluctuations as well as other competitive factors including quality and service, with varying emphasis on these factors depending on product line. Although no single company is dominant, Muehlstein does face significant competitors in each of its businesses. Muehlstein's competitors include large vertically integrated companies as well as numerous smaller companies. Competitors of comparable size to Muehlstein include A. Schulman, Inc., which is engaged principally in compounding and, to a lesser extent, in merchant and distribution activities, and Osterman Co., Inc. engaged principally in buying and reselling. Larger competitors with greater financial resources include General Polymers, a division of Ashland Chemical Company, principally a distributor and merchant, M.A. Hanna Co., principally a distributor, merchant and compounder, and Polymerland, Inc., principally a distributor.

      As a merchant of plastic resins, Muehlstein faces competition based primarily on service and price. As a function of its excellent supplier and customer relationships, the Company believes that it competes favorably with respect to each of these competitive factors.

      As a manufacturer and distributor of plastic compounds, Muehlstein competes on the basis of product innovation, quality, service and price. The company's competitors include producers of plastic resins (many of which operate compounding plants) and other independent plastic compounders. The Company believes it competes favorably with respect to each of these competitive factors due to its excellent supplier and customer relationships, as well as its proven ability to provide quality plastic compounds at competitive prices.

      Muehlstein competes with producers and resellers in the rubber industry segment primarily on the basis of the breadth of its product line. Muehlstein competes in all markets (i.e., tire, retread, shoe, toy, golf ball, sports, etc.). Although producers sell substantially more synthetic and crude rubber than Muehlstein, the Company believes that it is the largest and most significant reseller of rubber worldwide.

Backlog

      Demand for Muehlstein's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Muehlstein does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

Intellectual Property

      Muehlstein uses various trademarks and trade names in its business. These trademarks and trade names provide certain proprietary rights with respect to Muehlstein's products and are significant to the extent that they provide a certain amount of goodwill and name recognition in the industry. Although these trademarks and trade names may indirectly contribute to profitability, Muehlstein does not consider a material part of its business to be dependent on such trademarks and trade names.

      Commencing in July 1994, several of Muehlstein's subsidiaries began conducting their respective businesses under the name "Pegasus," a name that has identified these businesses with Mobil. Pursuant to the Stock Purchase Agreement, Muehlstein and Mobil, concurrent with the closing of the Acquisition, entered into a license agreement granting Muehlstein a nonexclusive, royalty-free license to use the "Pegasus" trade name in India and in any other nation outside the western hemisphere in which Muehlstein currently uses such name for a period of five years. Accordingly, after such transitional period MHC will no longer enjoy the benefits associated with the Pegasus name.

Environmental Matters

      Management believes that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Muehlstein.

      Management believes that the plastics resins and synthetic rubber products marketed by Muehlstein generally do not pose environmental concerns. In addition, pursuant to the Stock Purchase Agreement, Mobil has remediated all environmental conditions existing on Muehlstein's real property, as determined in a Phase II environmental audit, that constitute or reasonably may constitute a violation of or require remediation under applicable environmental laws. In view of the foregoing, management does not believe that environmental concerns are of significant importance to MHC.

Employees

      As of December 31, 1996, Muehlstein employed 280 persons, including nine executives engaged in management, 89 persons in administration and finance, 150 persons in sales and marketing and 32 persons in manufacturing. None of Muehlstein's employees are subject to collective bargaining agreements. Muehlstein believes its relations with its employees to be excellent. Approximately 179 employees are located in the United States and 101 employees are located in foreign countries.

ITEM 2: PROPERTIES

      Muehlstein's international headquarters, containing its principal executive and administrative offices, is located in leased facilities at 800 Connecticut Avenue, Norwalk, Connecticut, and consists of approximately 37,114 square feet. The lease of such facilities, which expires March 31, 1999, provides for an annual base rent of $966,471. The current total annual lease cost, including operating expenses, taxes and utilities, is approximately $1,100,000.

      Muehlstein operates sales offices in various locations around the world under a variety of leases which are generally short-term. The total rent expense for these offices was approximately $1,900,000 for each of the last three fiscal years.

      Muehlstein owns and operates a plastic compounding plant in Houston, Texas. The plant has an annual plastic compounding capacity of approximately 50 million pounds on a weekly five-day, three shift basis on which Muehlstein customarily operates. The plant has a floor area of approximately 100,000 square feet, and is situated on an 8.6 acre site. Muehlstein considers this facility to be in good to excellent condition and suitable for its purpose.

      Muehlstein leases space in public warehouses on an as-needed basis and without any long term lease commitments, in order to store its products conveniently for shipment to customers. The number of public warehouses in use varies from time to time, but a yearly average approximates 75, with an average combined space utilization of approximately 800,000 square feet. Muehlstein does not lease any private warehouses.

      Muehlstein owns two condominiums in Florida which are used exclusively for business purposes.

ITEM 3: LITIGATION

      From time to time, Muehlstein is a party to routine litigation incidental to and in the normal course of its business. Although any litigation has an element of uncertainty, neither MHC nor Muehlstein is currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition or operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The common stock of MHC is not publicly traded. There were approximately 120 record holders of such stock at December 31, 1996, including the H. Muehlstein & Co., Inc. Deferred Profit Sharing and Employee's Stock Ownership Plan ("ESOP"). The ESOP owns the MHC common stock on behalf of approximately 160 present and former employees of Muehlstein.

      MHC has never declared or paid any cash dividends on its common stock. MHC anticipates that all of its earnings will be retained for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Muehlstein's credit agreements (described more fully in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" ) contain certain restrictive covenants which, among other things, restrict MHC's ability to pay dividends.

ITEM 6: SELECTED FINANCIAL DATA

      The following selected consolidated financial data for the year ended December 31, 1996, is derived from the audited consolidated financial statements of MHC. The selected financial data as of and for the years ended December 31, 1995, 1994, 1993 and 1992, are derived from the audited combined financial statements of Muehlstein. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements of MHC, the combined financial statements of Muehlstein and the related notes included herein.

       The pro forma financial information gives effect to the Offering, the Acquisition and related transactions. The pro forma financial data is provided for information purposes only and does not purport to be indicative of MHC's financial position or results of operations which would actually have been obtained had such transactions been completed as of the date or for the periods presented, or which may be obtained in the future. The pro forma financial data should be read in conjunction with the historical financial statements of MHC and Muehlstein and the related notes included herein.

                                                                                     Year ended December 31,
                                                         --------------------------------------------------------------------------
                                                                    (in thousands, except number of shares and per share data)
                                                         --------------------------------------------------------------------------


                                                           1992      1993      1994      1995       1996
                                                         --------------------------------------------------
Statement of Income Data:
Revenues ..............................................  $534,707  $517,255  $630,129  $810,971  $  707,018
Net income (loss) .....................................     3,704    (3,670)    6,248    13,560      10,055
Net income applicable to common shareholders ..........                                               8,988
Net  income per share applicable to common shareholders                                                5.09
Number of common shares outstanding ...................                                           1,765,446
Balance Sheet Data (at end of period):
Working Capital .......................................  $ 94,012  $ 82,104  $111,933  $105,191  $   33,655
Total Assets ..........................................   158,376   144,822   216,641   205,581     167,146
Long term debt ........................................                                              20,217
Redeemable Preferred Stock ............................                                              10,000
Common Stock ..........................................                                              19,191
Parent company investment .............................    96,058    87,300   118,185   108,639

                                                                                     Year ended December 31,
                                                         --------------------------------------------------------------------------
                                                                    (in thousands, except number of shares and per share data)
                                                         --------------------------------------------------------------------------
                                                        Pro         Pro          Pro
                                                        Forma       Forma        Forma
                                                        1994        1995         1996
                                                         -----------------------------------
Statement of Income Data:
Revenues .............................................. $  630,129   $  810,971  $  707,018
Net income ............................................      1,104        7,757       8,925
Net (loss) income applicable to common shareholders ...        (96)       6,557       7,725
Net (loss) income per share applicable to
  common shareholders..................................       (.05)        3.28        3.87
Number of common shares outstanding ...................  1,995,703    1,995,703   1,995,703
Balance Sheet Data (at end of period):
Working capital .......................................              $   25,503
Total assets ..........................................                 206,950
Long term debt ........................................                   8,000
Redeemable preferred stock ............................                  10,000
Common stock ..........................................                  19,382

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      As discussed in detail in the notes to the financial statements, Muehlstein Holding Corporation ("Successor Company" and the "Company") was incorporated for the purpose of acquiring all of the outstanding capital stock of H. Muehlstein & Co., Inc. ("Muehlstein" and the "Predecessor Company") and certain related assets ("Acquisition") from Mobil Oil Corporation (Mobil). The Acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000. In conjunction with the Acquisition, the Company issued shares of its common stock ("Offering"), as discussed in Liquidity and Sources of Capital. Accordingly, the year ended December 31, 1996 is the only period of Successor Company operations and to facilitate the comparison of results of operations historical data for the twelve-month periods ended December 31, 1995 and 1994, respectively, has been adjusted to reflect the Acquisition and Offering as if such transactions had been completed at the beginning of each of the periods presented. The financial information of the Successor Company reflects the application of purchase accounting to the operations of Muehlstein subsequent to the Acquisition by the Company. The application of purchase accounting results in the allocation of the purchase price and related acquisition costs based on the fair value of the underlying assets and liabilities of the Predecessor Company's operations. The pro forma results of operations have been prepared for comparative purposes only, they are not comparable to the historical information and are not purported to be indicative of the results of operations that would actually have occurred had the Acquisition and Offering been in effect on the dates indicated or that may result in the future.

      In the second half of 1994, flooding in the Houston area and production outages resulted in plastic supply shortages. Additionally, the market in China added demand for plastic resin. These factors caused an imbalance in the marketplace and in conjunction with improved economic conditions worldwide, resulted in dramatically higher prices by year-end 1994 and early-1995. In the second half of 1995 market conditions normalized. During the second quarter of 1996, longer than normal production outages for maintenance resulted in a supply shortage.

Results of Operations

1996 Compared to 1995

       Revenues of $707,018,000 in 1996 were 12.8% lower than those of 1995. The average sales price for plastic resin and rubber, combined, was 6.2% lower than for the previous year. Worldwide sales volume decreased 5.6% in the year ended December 31, 1996 versus the prior year. The decrease was predominately due to lower rubber volumes in first half of 1996 versus the first half of 1995. Volumes were higher in the first half of 1995 mainly due to an anticipated feedstock shortage.

      For the year ended December 31, 1996, average margin on product sales decreased to $0.0510 from $0.0551 for the year ended December 31, 1995 predominately due to the effect of the market imbalance during the first half of 1995. Offsetting the lower margins was a 14.2% decrease in selling, general and administrative expenses to $75,436,000 for the year ended December 31, 1996 versus $87,966,000 for the same period in 1995. The change was mainly due to lower bad debt expense in the U.S. and Latin America along with lower freight costs and employee costs. Partially offsetting the cost reductions is the loss on the sale of accounts receivables, of approximately $2,029,000, to a Master Trust (See "Liquidity and Sources of Capital"). The net affect of the above was a 4.6% decrease in income from operations to $18,072,000 in 1996 from $18,944,000 in 1995.

      Interest expenses decreased 34.9% to $4,894,000 in 1996 from $7,518,000 in 1995. The decrease was predominantly due to the replacement of the Revolving Credit Agreement with an agreement to sell a defined pool of the Company's accounts receivable. (See "Liquidity and Sources of Capital").

      Other income increased $140,000 to $1,340,000 in 1996 from $1,200,000 in 1995.

      For the year ended December 31, 1996, net income increased 15.1% to $8,925,000 from $7,757,000 in the comparative period of the prior year, after tax charges of $5,593,000 and $4,869,000, respectively. The effective tax rate was 39% for both years ended December 31, 1996 and 1995.

1995 Compared to 1994

      Total revenues increased 28.7% to $810,971,000 in 1995 from $630,129,000 in 1994. The average sales price for plastic resin and rubber, combined, was 31.2% higher in 1995 than for the 12 months of 1994. Worldwide sales volume decreased 1.9% in the year ended December 31, 1995 versus the prior year. The increases in revenue along with the lower volumes are reflective of the increased prices and reduced availability that resulted due to the supply shortage experienced during the first half of 1995.

      For the year ended December 31, 1995, average margin on product sales increased to $0.0551 from $0.0464 for the year ended December 31, 1994, both reflective of the shortage experienced during 1995. Partially offsetting the higher margins was a 11.0% increase in selling, general and administrative expenses to $87,966,000 for the year ended December 31, 1995 versus $79,269,000 for the same period in 1994. The change was mainly due to higher freight costs in the U.S. and Europe along with higher employee costs. Overall income from operations increased 49.9% to $18,944,000 in 1995 from $12,640,000 in 1994.

      Other expenses decreased $520,000 to $6,318,000 in 1995 from $6,838,000 in 1995.

      For the year ended December 31, 1995, net income increased $6,653,000 to $7,757,000 from $1,104,000 in the comparative period of the prior year after tax charges of $4,869,000 and $4,698,000, respectively. The effective tax rate was 39% for year ended December 31, 1995. For the year ended December 31, 1994 the effective tax rate was 81%, reflective of the valuation allowance established against foreign losses.

Liquidity and Sources of Capital

      Historically, Muehlstein had been an indirect, wholly owned subsidiary of Mobil. As such, cash generated by Muehlstein and its financing requirements had been subject to Mobil's cash management procedures and policies. Muehlstein did not have any material outside borrowings to fund its cash requirements.

      In conjunction with the Acquisition, the Company issued approximately 2,000,000 shares of common stock at $10.00 per share, for total proceeds of approximately $20,000,000 between January 23, 1996 and December 31, 1996. The Company's common stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan and Citicorp North America, Inc. ("Citicorp"). Shareholders', excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan and preferred stock agreements. Such provision exists to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan and preferred stock agreements and given management's view of its present employee base, significant activity under the put provisions is not anticipated presently.

      On February 9, 1996, Mobil purchased from the Company 1,000,000 shares of Series "A" Preferred Stock, $.01 par value per share, at a purchase price of $10.00 per share. The Series "A" Preferred Stock pays an annual dividend of $1.20 per share (equal to 12 percent per annum of the stated value of $10.00 per share). On January 29, 1997, the Company redeemed 500,000 shares of the Series "A" Preferred Stock at a price of $10.00 per share, for total proceeds of $10,000,000.

      At the date of Acquisition, Muehlstein entered into a loan agreement with Finova Capital Corporation ("Finova"). Pursuant to this agreement total proceeds of $8,000,000 from two term loans, Note A and Note B, both maturing March 1, 2000, were received. The principal amount of the two term loans is $2,560,000 (Note A) and $5,440,000 (Note B), respectively. These notes bear interest at a fixed annual rate of interest of 8.20% per annum (Note A) and 9.70% per annum (Note B).

      Additionally, on the date of Acquisition, Muehlstein entered into a $125,000,000 revolving credit facility with Citicorp USA, Inc. and Citibank Canada ("Citibank") ("Credit Agreement") which was guaranteed by the Company. The expiration date of this Credit Agreement was February 9, 2000. On February 9, 1996, the Company borrowed approximately $73,191,000 under this facility. On September 25, 1996, as part of the agreement to sell a defined pool of the Company's accounts receivables the first amendment was added to the credit agreement whereby the $125,000,000 revolving credit facility was reduced to $45,000,000. The revolving credit facility bears interest at either (1) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 base points per annum over the U.S. or certain other foreign currency LIBOR rates. There were no amounts outstanding under this agreement at December 31, 1996. For year ended December 31, 1996, the weighted average interest rate for such facility was 8.39%. Commitment fees were 0.5%.

      Effective September 25, 1996, Muehlstein and one of its subsidiaries, Muehlstein International Ltd., (collectively, the "Originators") entered into agreements with Muehlstein Trade Receivables Master Trust ("Master Trust") to sell a defined pool of the accounts receivable on a revolving basis, through February 9, 2000, (See Notes to Financial Statements). The Company had net cash receipts of $72,000,000 from the sale of eligible receivables. The Company used $48,775,000 of the proceeds to repay the outstanding balance of the original revolving credit facility at September 25, 1996. Pursuant to the agreement, Muehlstein services, on behalf of the Master Trust, the accounts receivable that were sold. In return Muehlstein is paid a servicing fee by the Master Trust. The servicing fees for the period September 25, 1996 through December 31, 1996 were not significant.

      In conjunction with the securitization of $58,000,000 in purchased receivables, the Master Trust issued Series 1996-1 certificates to CXC Incorporated which generally bears interest at a commercial paper rate. In return for $14,000,000 the Master Trust issued Series 1996-2 certificates to Polymers International Financial Corporation, a subsidiary of the Company. The series 1996-2 certificates ("Certificates") from the Master Trust will bear interest generally at 100 basis points over the LIBOR rate. Subsequently, Polymers International Financial Corporation pledged the Certificates to Citibank N.A.. In return

Citibank N.A. gave approval to Citibank London to issue a $20,000,000 revolving credit facility to Pegasus Polymers International Inc., a subsidiary of the Company, at a rate of LIBOR plus 40 basis points.

      Capital Expenditures for Muehlstein and the Company are not a material use of cash. Capital expenditures for 1996, 1995 and 1994 were $775,000, $693,000 and $2,180,000, respectively. Capital expenditures were higher in 1994 due to expenditures related to the addition of a second line to Muehlstein's compounding facility in Houston.

1996 Compared to 1995

      Operating activities have historically been a major source or use of cash for working capital needs and capital expenditures. Net cash used in operations was $6,243,000 for the year ended December 31, 1996, as compared to a $25,125,000 source of cash for the year ended December 31, 1995. Working capital on a comparative basis decreased $71,536,000 from December 31, 1995 to December 31, 1996. Current assets decreased by 30.5% to $137,421,000 at December 31, 1996 from $197,725,000 at December 31, 1995. The decrease in 1996 was mainly due to the selling of certain trade accounts receivables to the Master Trust (see Notes to Financial Statements), partially offset by higher inventory values, the result of higher prices during the fourth quarter of 1996 versus the comparable period of 1995. In conjunction with the aforementioned Acquisition, the Successor Company adopted the specific identification method using lower-of-cost-or-market valuation for all of its inventory. The Predecessor Company used the last-in, first-out (LIFO) method to value approximately 69.3% of its inventory at December 31,1995. Inventories would have been approximately $3,034,000 higher on December 31, 1995, if the quantities valued on the LIFO basis were valued at their replacement cost. Current liabilities increased $11,232,000 mainly due an increase of $20,015,000 in accounts payable, partially offset by a decline of $11,681,000 in due to affiliates, the result of higher market prices and the addition of Mobil as a non-affiliated supplier. The Company expects that available cash and existing credit facilities will be sufficient to meet its normal operating requirements, including capital expenditures for at least the next twelve months. Thereafter, the Company's liquidity will depend on the results of future operations, as well as available sources of financing. There can be no assurance that the Company will be able to meet its loan covenants or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

1995 Compared to 1994

      Net cash generated from operations was $25,125,000 for the year ended December 31, 1995 as compared to a $20,417,000 use of cash for the year ended December 31, 1994. Working capital on a comparative basis decreased $6,742,000 from December 31, 1994 to

December 31, 1995. Current assets decreased by 4.9% to $197,725,000 at December 31, 1995 from $207,966,000 at December 31, 1994, mainly due to lower inventory and accounts receivable values as a result of lower pricing during the second half of 1995 versus the second half of 1994. Current liabilities decreased 3.6% or $3,499,000 to $92,534,000 at December 31, 1995 from $96,033,000 at December
31, 1994, mainly due to increased taxes payable resulting from increased earnings.

Foreign Exchange

      The Company's foreign exchange exposure is limited to its operations in Europe, Canada and certain Latin American countries. All sales and purchases in the United States along with the majority of Latin America transactions representing approximately 75 percent of the companies volume, are denominated in U.S. dollars. Exposure to foreign exchange fluctuations in Europe are managed through a balancing of the local assets (primarily accounts receivable) and liabilities (accounts payable). Fluctuations in foreign currency exchange rates have not had a material financial impact on the results of the Predecessor Company or Successor Company.

Impact of Inflation and Changing Prices

      Market conditions, which are influenced by economic and political considerations, as well as production capacities and utilization, dictate pricing and costs. The Company has entered into certain supply agreements with Mobil for an initial term of three years. Such agreements provide for minimum and maximum limits on the amounts of product supplied at current market prices. The Company does not have any other long-term purchase or sales commitments with its suppliers or customers. The Company views this as a marketing advantage that enables it to respond quickly to market changes, matching supply with demand. The Company capitalizes on opportunities and imbalances in the market place.

Cautionary Statements Regarding Forward-Looking Information

      The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts which address the Company's expectations of sources of capital are forward-looking statements. Forward-looking Statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as other factors beyond the control of the Company, actual results may differ from those in the forward-looking statements.

ITEM 8: FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Muehlstein Holding Corporation

    We have audited the Muehlstein Holding Corporation ("Successor Company" or the "Company") consolidated financial statements and H. Muehlstein & Co., Inc. ("Predecessor Company") combined financial statements as listed in the accompanying index to the financial statements (Item 14 (a)). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements as listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Muehlstein Holding Corporation at December 31, 1996 and the consolidated results of its operations and its cash flows for the year ended December 31, 1996 and the period from February 9, 1996 through December 31, 1996, respectively, and the combined financial position of H. Muehlstein & Co., Inc. as of December 31, 1995, and the combined results of its operations and cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /S/ ERNST & YOUNG LLP

Stamford, Connecticut
February 28, 1997

                        MUEHLSTEIN HOLDING CORPORATION

                               BALANCE SHEETS

          (In thousands except per share data and number of shares)

                                                                      SUCCESSOR    PREDECESSOR
                                                                       COMPANY       COMPANY
                                                                     CONSOLIDATED   COMBINED
                                                                     -------------------------
                                                                            DECEMBER 31
                                                                         1996         1995
                                                                     ------------  -----------
ASSETS
Current assets:
  Cash.............................................................    $   2,211    $   6,326
  Accounts receivable, net of allowances for doubtful
    accounts of  $396 and $2,775, respectively ....................       36,428      139,132
  Retained interest in receivables.................................       36,224           --
  Other receivables, principally value added taxes.................       18,277       16,341
  Inventories, net.................................................       40,208       29,516
  Due from affiliates..............................................           --          139
  Prepaid expenses and other assets................................        2,745        2,120
  Deferred income taxes............................................        1,328        4,151
                                                                     ------------  -----------
Total current assets...............................................      137,421      197,725

Receivable from Master Trust.......................................       14,000           --
Property, plant and equipment, net.................................        8,658        7,307
Deferred financing costs, net of accumulated amortization of $237
  in 1996..........................................................        2,743           --
Goodwill, net of accumulated amortization of $123 in 1996..........        3,962           --
Deferred income taxes..............................................          362          549
                                                                     ------------  -----------
Total assets.......................................................   $  167,146    $ 205,581
                                                                     ------------  -----------
                                                                     ------------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY/PARENT COMPANY INVESTMENT
Current liabilities:
  Current portion of long-term debt................................   $    1,122    $      --
  Accounts payable.................................................       77,427       57,412
  Accrued liabilities..............................................       11,881        8,096
  Income taxes payable.............................................        2,588           --
  Other taxes payable, principally value added taxes...............       10,748       15,345
  Due to affiliates................................................           --       11,681
                                                                     ------------  -----------
Total current liabilities..........................................      103,766       92,534
                                                                     ------------  -----------
Long-term debt.....................................................       20,217           --
Other long-term liabilities........................................        4,504        4,408
Common stock, par value $.01 per share -authorized shares
  20,000,000; issued 1,999,683 shares in 1996......................           20           --
Preferred stock, par value $.01 per share -authorized shares
  1,000,000; issued and outstanding 1,000,000 shares in 1996.......           10           --
Additional paid-in capital.........................................       29,161           --
Retained earnings..................................................        9,588           --
Treasury stock, par value $.01 per share -outstanding 3,980 shares
  in 1996..........................................................          (40)          --
Cumulative foreign currency translation adjustment.................          (80)          --
Parent company investment..........................................           --      108,639
                                                                     ------------  -----------
Total liabilities and shareholders' equity/parent company
  investment.......................................................   $  167,146    $ 205,581
                                                                     ------------  -----------
                                                                     ------------  -----------

    See accompanying notes.

                        MUEHLSTEIN HOLDING CORPORATION

                          STATEMENTS OF OPERATIONS

         (In thousands except per share data and number of shares)

                                                                              SUCCESSOR
                                                                               COMPANY      PREDECESSOR COMPANY
                                                                             CONSOLIDATED         COMBINED
                                                                             -----------------------------------
                                                                                    YEAR ENDED DECEMBER 31
                                                                                 1996         1995        1994
                                                                             ------------  ----------  ---------
Revenues:
Sales and commissions......................................................   $  706,606   $  798,469  $  621,576
Sales to affiliates........................................................          412       12,502       8,553
                                                                             ------------  ----------  ----------
Total revenues.............................................................      707,018      810,971     630,129
Cost of sales..............................................................      613,510      704,061     542,633
                                                                             ------------  ----------  ----------
                                                                                  93,508      106,910      87,496
Selling, general and administrative expenses...............................       75,137       83,139      71,180
Bad debt expense...........................................................           83        2,798       1,647
                                                                             ------------  ----------  ----------
Total selling, general and administrative expense..........................       75,220       85,937      72,827
                                                                             ------------  ----------  ----------
Income from operations.....................................................       18,288       20,973      14,669
Interest expense...........................................................       (4,091)          --          --
Other (income) expense.....................................................        1,340        1,200        (418)
                                                                             ------------  ----------  ----------
Income before income taxes.................................................       15,537       22,173      14,251
Provision for income taxes.................................................        6,442        8,613       8,003
                                                                             ------------  ----------  ----------
                                                                                   9,095       13,560       6,248
Losses applicable to pre-acquisition period (prior to February 9, 1996),
  net of benefit for income taxes of $109..................................         (960)          --          --
                                                                             ------------  ----------  ----------
Net income.................................................................       10,055       13,560       6,248
                                                                             ------------  ----------  ----------
Preferred stock dividend...................................................        1,067           --          --
                                                                             ------------  ----------  ----------
Net income applicable to common shareholders...............................   $    8,988   $   13,560  $    6,248
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------
Net income per share applicable to common shareholders.....................   $     5.09
                                                                             ------------
                                                                             ------------
Weighted average number of shares outstanding .............................    1,765,446
                                                                             ------------
                                                                             ------------

    See accompanying notes.

                         MUEHLSTEIN HOLDING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                       SUCCESSOR
                                                        COMPANY                  PREDECESSOR
                                                      CONSOLIDATED             COMPANY COMBINED
                                                  ------------------------------------------------
                                                  FOR THE PERIOD FROM
                                                    FEBRUARY 9, 1996
                                                        THROUGH             YEAR ENDED DECEMBER 31
                                                    DECEMBER 31, 1996         1995          1994
                                                  --------------------     ---------     ---------
Cash flows from operating activities
Net income...................................           $ 10,055           $  13,560     $   6,248
Adjustments to reconcile net income to net
  cash provided by (used in)
   operating activities:
   Depreciation..............................              1,054                 907           837
   Loss on sale of accounts receivable.......              2,029                  --            --
   Amortization of goodwill and deferred
    financing costs..........................                360                  --            --
   Write-down of deferred financing costs....              2,857                  --            --
   (Benefit) provision for deferred income
     taxes...................................               (986)                675           (50)
   Loss on sale of fixed assets..............                 --                  33             4
   Changes in operating assets and
      liabilities:
    Accounts receivable......................            (47,581)              5,090       (52,079)
    Other receivables........................             14,996              (7,958)       (6,696)
    Inventories..............................             (3,499)             17,119       (10,215)
    Due from affiliates......................                 --                  54          (169)
    Prepaid expenses and other assets........               (835)             (2,841)          769
    Accounts payable.........................             11,856               1,321        21,939
    Accrued liabilities......................              4,849              (5,950)        2,740
    Other taxes payable......................             (3,378)              9,420         5,477
    Other liabilities........................              1,980                  --            --
    Due to affiliates........................                 --              (6,305)       10,778
                                                      ----------           ---------      --------
Net cash (used in) provided by operating
  activities.................................             (6,243)             25,125       (20,417)
Cash flows from investing activities
Payments for acquired business...............            (98,925)                 --            --
Payments for purchase of fixed assets........               (559)               (693)       (2,180)
Proceeds from sale of fixed assets...........                 --                 237            96
                                                      ----------           ---------      --------
Net cash (used in) investing activities......            (99,484)               (456)       (2,084)
Cash flows from financing activities
Borrowing--original revolving credit facility             73,191
Repayments of original revolving credit
  facility...................................            (73,191)
Net borrowing--Citibank London revolving
  credit facility............................             14,115
Borrowing--term loan.........................              8,000
Repayments of term loan borrowing............               (776)
Proceeds from sale of certain accounts
  receivable.................................             58,000
Payments for financing costs.................             (5,673)
Payments for purchase of treasury stock......                (40)
Proceeds from issuance of common stock, net
  of offering costs..........................             19,609
Proceeds from issuance of preferred stock....             10,000
Dividends paid on preferred stock............               (467)
Net change in parent company advances........                 --             (23,233)       25,366
                                                      ----------           ---------      --------
Net cash provided by (used in) financing
  activities.................................            102,768             (23,233)       25,366
Effect of exchange rate changes on cash......               (117)                127          (729)
                                                      ----------           ---------      --------
Net (decrease) increase in cash..............             (3,076)              1,563         2,136
Cash at beginning of period..................              5,287               4,763         2,627
                                                      ----------           ---------      --------
Cash at end of period........................         $    2,211           $   6,326      $  4,763
                                                      ----------           ---------      --------
                                                      ----------           ---------      --------
Supplemental disclosure of cash flow
  information
Cash paid during the period/years,
  respectively, for:
    Income taxes.............................         $    5,269           $   1,551      $  1,374
                                                      ----------           ---------      --------
                                                      ----------           ---------      --------
    Interest.................................         $    3,975           $      --      $     --
                                                      ----------           ---------      --------
                                                      ----------           ---------      --------

    See accompanying notes.

                         MUEHLSTEIN HOLDING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

SUCCESSOR COMPANY. On September 21, 1995, the Muehlstein Holding Corporation ("Company") was incorporated for the purpose of acquiring all of the outstanding capital stock of H. Muehlstein & Co., Inc. ("Muehlstein").

On October 30, 1995, the Company entered into an agreement ("Stock Purchase Agreement") with a wholly-owned subsidiary of Mobil Oil Corporation ("Mobil") (the ultimate parent of Muehlstein) to purchase 100% of the outstanding capital stock of Muehlstein and certain related assets ("Acquisition"). The purchase price was based on capital employed, as defined, plus $10 million.

The proceeds from the sale of the Company's common and preferred stock aggregating approximately $30,000,000 and borrowings of $81,191,000 under the Credit and Loan agreements (see Notes 7, 8 and 9) were used to finalize the Acquisition and provide working capital.

The Acquisition was finalized on February 9, 1996 for a total purchase price of approximately $98,925,000 ("Purchase Price"), with fees of approximately $1,089,000 being included. Upon effectiveness of the Acquisition, Muehlstein became a wholly-owned subsidiary of the Company. The results for the year-ended December 31, 1996 reflect revenues and losses of $54,022,000 and $960,000, respectively, being the results of Muehlstein applicable to the period from January 1, 1996 through February 8, 1996.

The Company's financial statements reflect the application of purchase accounting to the acquired operations of Muehlstein. The application of purchase accounting resulted in the allocation of the purchase price and related acquisition costs based on the fair value of the assets acquired and liabilities assumed. As a result, the Predecessor Company combined financial statements are not comparable to the Successor Company consolidated financial statements. The classification of certain assets and liabilities have been adjusted to reflect the additional information that has become available. Such changes did not have any effect on the actual purchase price.

The condensed balance sheet on a fair value basis of the Company as of February 9, 1996 was as follows:

                                                   (IN THOUSANDS)
                                                   --------------
ASSETS
Current assets:
   Cash.........................................     $   5,287
   Accounts receivable..........................       118,093
   Other receivables............................        22,224
   Inventories..................................        36,713
Prepaid expenses and other current assets.......         3,085
Total current assets............................       185,402
Property, plant and equipment, net..............         9,153
Other assets....................................         7,103
                                                     ---------
                                                     $ 201,658
                                                     ---------
                                                     ---------

                         MUEHLSTEIN HOLDING CORPORATION
                     (FORMERLY HMC ACQUISITION CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. BASIS OF PRESENTATION (CONTINUED)

                                                    (IN THOUSANDS)
                                                    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................    $     65,562
   Notes payable to bank.........................          74,147
   Accrued and other current liabilities.........          23,651
                                                     ------------
                                                          163,360
Long-term debt..................................            7,044
Other long-term liabilities.....................            2,521
Common and preferred stock......................           28,733
                                                     ------------
                                                     $    201,658
                                                     ------------
                                                     ------------

The above balance sheet reflects fair value adjustments for inventories ($4,254,000); property, plant and equipment ($1,566,000); other ($95,000) and goodwill ($4,085,000).

The following unaudited condensed financial information, for the years ended December 31, 1996 and 1995, gives effect, on a pro forma basis, to the consummation of the offerings of the Company's debt and equity securities, the Acquisition and related transactions. The pro forma unaudited effects of such transactions have been presented assuming that they occurred as of the beginning of the periods presented in the pro forma unaudited statements of operations. The pro forma information does not necessarily represent what the actual results would have been for these periods and is not intended to be indicative of future results.

                                                         YEARS ENDED
                                                         DECEMBER 31
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
                                                   (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)

Revenues.......................................    $  707,018  $  810,971
                                                   ----------  ----------
                                                   ----------  ----------
Net income.....................................    $    8,925  $    7,757
                                                   ----------  ----------
                                                   ----------  ----------
Net income per share applicable to common......    $     3.87  $     3.28
                                                   ----------  ----------
                                                   ----------  ----------

PREDECESSOR COMPANY. The accompanying Predecessor Company combined financial statements present the combined assets, liabilities, revenues and expenses related to the marketing operations of Muehlstein and affiliated entities, exclusive of certain assets and liabilities retained by Mobil, the ultimate parent company, in conjunction with the Acquisition. These statements are presented on a historical cost basis. All transactions between subsidiaries of Muehlstein and other units of Mobil which are included in Muehlstein's operations have been eliminated. These combined financial statements include transactions with Mobil for the purchase and sale of plastic resins and other transactions (see Note 13). Parent company investment reflects Mobil's investment in Muehlstein, the accumulated earnings of such entity, as well as intercompany balances with Mobil and other entities affiliated therewith which are not settled on a current basis. In addition, the parent company investment includes intercompany accounts resulting from the exclusion of various assets and liabilities that were not acquired in the Acquisition.

                         MUEHLSTEIN HOLDING CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The Successor Company consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenues are recognized when a product is shipped or a service is performed.

CONCENTRATION OF CREDIT RISK

The Company is a distributor of plastic resins and rubber compounds throughout the United States and other countries. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral. Credit losses consistently have been within management's expectations. Sales activity in the Far East has been restricted to a cash or letter of credit basis except for certain customers worthy of credit risk in the Singapore-Malaysia region. Credit insurance is used for all European sales. Exports to Latin America are invoiced and payable in U.S. dollars and credit terms are generally longer than those in the United States because of current business practices in these countries.

CASH EQUIVALENTS

Cash equivalents include all highly liquid instruments purchased with original maturities of less than three months.

SALE OF RECEIVABLES

The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on its agreement to sell an interest in a defined pool of accounts receivable (see Note 3), the Company believes the application of the new rules, will not have a material impact on the financial statements.

INVENTORIES

In conjunction with the aforementioned Acquisition, the Successor Company has adopted the specific identification method using lower-of-cost-or-market valuation for all of its inventory, which is comprised of plastic resins and rubber raw materials. The Predecessor Company used the last-in, first-out
(LIFO) method to value approximately 69.3% of its inventory at December 31, 1995.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method based on estimated useful lives of 25 years for plant and from 3-15 years for all other equipment.

                         MUEHLSTEIN HOLDING CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the excess of the cost of acquired businesses over the fair market value of the net assets acquired at the dates of acquisition. Goodwill is being amortized using the straight-line method over a period of 25 years.

DEFERRED FINANCING COSTS

Deferred financing costs represent the fees associated with establishing the Credit and Loan Agreements (see Note 7) and the agreement to sell a defined pool of the Company's accounts receivable (see Note 3). These costs will be amortized over the life of the respective agreements.

INCOME TAXES

Income taxes were provided in the Predecessor Company combined statements of operations as if Muehlstein was a separate taxable entity and did not give any recognition to tax attributes available to or from the combined group. The Predecessor Company was included in the combined U.S. federal income tax return of Mobil. In addition, the Predecessor Company was included in combined state tax filings with other affiliates. Charges for current U.S. federal and state income taxes of the Predecessor Company were payable to Mobil and the related liabilities were included as a component of parent company investment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FAIR VALUE

The carrying amounts reported in the balance sheet for cash, retained interest in receivables, receivable from Master Trust, accounts receivable and accounts payable approximate their fair value.

The carrying amount of the Company's notes payable at December 31, 1996 approximates fair value and is estimated based on the quoted market price of similar debt instruments. The carrying amount of the Company's borrowing under its revolving credit agreements approximates fair value.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except for revenue, costs and expenses which are translated at average rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income currently.

The foreign currency translation gains and losses applicable to the Predecessor Company are reflected in the currency translation adjustment account, a component of parent company investment.

                         MUEHLSTEIN HOLDING CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The Company conducts its operations in Europe, Canada and certain Latin American countries in foreign currencies. Accordingly, it is subject to the typical currency risks and exposures that arise as a result of change in the relative value of currencies. All sales and purchases in the United States, the Far East and a majority of Latin American countries, representing approximately 75% of the total sales and purchases are denominated in U.S. dollars. The Company utilizes natural hedges and offsets in Europe to reduce exposures through a netting of the local assets (primarily accounts receivable) and liabilities (primarily accounts payable). There can be no assurance that these strategies will be effective or that transaction losses can be minimize or forecasted accurately. Fluctuations in foreign currency exchange rates have not had a material financial impact on the Company's results.

EARNINGS PER SHARE

Earnings per share in the Successor Company consolidated statement of operations is based on the weighted average number of shares of Common Stock outstanding during the year. Earnings per share has been omitted from the Predecessor Company combined statements of operations as the Predecessor Company was comprised of indirect wholly-owned subsidiaries of Mobil during the periods presented.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to conform prior years' data to the current presentation.

3. SALE OF RECEIVABLES

Effective September 25, 1996, Muehlstein and one of its subsidiaries, Muehlstein International Ltd. ("Originators"), entered into agreements to sell, on a revolving basis, their interests in a defined pool of accounts receivable through February 9, 2000. At December 31, 1996, the defined pool of outstanding accounts receivable amounted to $108,224,000. During the period from September 25, 1996 through December 31, 1996, the Originators had net cash receipts of $72,000,000 from the sale of eligible receivables, as defined, to the Muehlstein Trade Receivables Master Trust ("Master Trust"). The loss on the sale amounted to approximately $2,029,000 for the period from September 25, 1996, to December 31, 1996 and is included in selling, general and administrative expenses in the accompanying Successor Company consolidated statement of operations. The remaining $36,224,000 of accounts receivables represents retainage on the sale of receivables that were not advanced against by the Master Trust.

                         MUEHLSTEIN HOLDING CORPORATION

3. SALES OF RECEIVABLES (CONTINUED)

In return for $72,000,000, the Master Trust issued $58,000,000 of Series
1996-1 certificates, which bear interest at a commercial paper rate (5.40% at December 31, 1996) and $14,000,000 Series 1996-2 certificates ("1996-2
Certificates"), which bear interest at 100 basis points over the U.S. or certain other foreign currency LIBOR rates. The 1996-2 Certificates were acquired by Polymers International Financial Corporation, a subsidiary of the Company. Subsequently, Polymers International Financial Corporation pledged the 1996-2 Certificates to Citibank N.A. as collateral for a $20,000,000 revolving credit facility. In return Citibank N.A. gave approval to Citibank London to issue a $20,000,000 revolving credit facility to Pegasus Polymers International Inc., a subsidiary of the Company (see Note 7).

Pursuant to the agreement, Muehlstein services, on behalf of the Master Trust, the accounts receivables that were sold. In return Muehlstein is paid a servicing fee by the Master Trust which is equal to 1/12 of 1/2% of the average series 1996-1 certificates invested amounts on each day immediately preceding a collection period. The servicing fees were not significant for the period from September 25, 1996 through December 31, 1996.

The 1996-2 Certificates are included on the Successor Company consolidated balance sheet as "Receivable from Master Trust".

4. INVENTORIES

Inventories were as follows:

                                    DECEMBER 31
                              ------------------------
                              SUCCESSOR   PREDECESSOR
                                1996         1995
                              -----------  -----------
                                  (IN THOUSANDS)

Plastic resins..............  $  29,995    $  21,796
Rubber......................     10,213        7,720
                              -----------  -----------
                               $  40,208    $  29,516
                              -----------  -----------
                              -----------  -----------

Inventories would have been approximately $3,034,000 higher on December 31, 1995 if the quantities valued on the LIFO basis were valued at their replacement cost.

The income realized as a result of inventory liquidations was approximately $12,517,000, and $666,000 for the years ended December 31, 1995 and 1994, respectively.

                         MUEHLSTEIN HOLDING CORPORATION

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

                                                DECEMBER 31
                                         ------------------------
                                          SUCCESSOR   PREDECESSOR
                                             1996         1995
                                         -----------  -----------
                                            (IN THOUSANDS)

Land...................................   $     123    $     187
Building and improvements..............       7,534       12,889
Machinery and equipment, office
  furniture and leasehold
  improvements.........................       2,012        4,518
                                         -----------  -----------
                                              9,669       17,594
Less accumulated depreciation..........       1,011       10,287
                                         -----------  -----------
                                          $   8,658    $   7,307
                                         -----------  -----------
                                         -----------  -----------

6. INCOME TAXES

    Income (loss) before income taxes consisted of the following:

                                             SUCCESSOR       PREDECESSOR
                                            ---------------------------------
                                               1996        1995       1994
                                            -----------  ---------  ---------
                                                     (IN THOUSANDS)
Earnings before taxes on income:
United States.............................   $  10,617   $  18,146  $  16,396
Foreign...................................       4,920       4,027     (2,145)
                                            -----------  ---------  ---------
                                             $  15,537   $  22,173  $  14,251
                                            -----------  ---------  ---------
                                            -----------  ---------  ---------

    The provision (benefit) for income taxes consisted of the following:

                                         SUCCESSOR       PREDECESSOR
                                        ---------------------------------
                                           1996        1995       1994
                                        -----------  ---------  ---------
                                                 (IN THOUSANDS)
United States
  Federal:
    Current..........................   $   4,272   $   5,613  $   5,428
    Deferred.........................        (715)        251        (42)
  State:
    Current..........................       1,379       1,614      1,562
    Deferred.........................        (184)         53         (8)
Foreign
    Current..........................       1,777         711      1,063
    Deferred.........................         (87)        371         --
                                        -----------  ---------  ---------
Total provision for income taxes.....    $   6,442   $   8,613  $   8,003
                                        -----------  ---------  ---------
                                        -----------  ---------  ---------

                         MUEHLSTEIN HOLDING CORPORATION

6. INCOME TAXES (CONTINUED)


    The Company's net deferred income tax asset consisted of the following:

                                                                              DECEMBER 31
                                                                        ------------------------
                                                                         SUCCESSOR   PREDECESSOR
                                                                           1996         1995
                                                                        -----------  -----------
                                                                             (IN THOUSANDS)
Deferred tax assets:
Allowance for doubtful accounts, retained interest in receivables and
  claims..............................................................   $   1,129    $   1,441
Inventory capitalization and depreciation.............................         494          404
Net operating loss carryforwards of foreign operations................       3,518        3,569
Deferred compensation plans...........................................       1,728        3,533
Miscellaneous.........................................................         113          159
                                                                        -----------  -----------
Total deferred tax assets.............................................       6,982        9,106
Deferred tax assets valuation allowance...............................      (3,518)      (3,569)
                                                                        -----------  -----------
Net deferred income tax asset.........................................       3,464        5,537
                                                                        -----------  -----------
Deferred tax liabilities:
Tax over book depreciation............................................         640           --
LIFO adjustment (Note 2)..............................................         692           --
Prepaid pension and other.............................................         442          837
                                                                        -----------  -----------
Total deferred tax liabilities........................................       1,774          837
                                                                        -----------  -----------
                                                                         $   1,690    $   4,700
                                                                        -----------  -----------
                                                                        -----------  -----------
Current deferred tax asset (net)......................................   $   1,328    $   4,151
Non-current deferred tax asset (net)..................................         362          549
                                                                        -----------  -----------
                                                                         $   1,690    $   4,700
                                                                        -----------  -----------
                                                                        -----------  -----------

The loss carryforwards for tax purposes all relate to foreign loss carryforwards. Of the foreign loss carryforward at December 31, 1996, $2,975,000 has no expiration date, $249,000 expires in 1998, $279,000 expires in 1999 and $15,000 expires in 2001.

The net change in the valuation allowance for deferred tax assets in 1996 and 1995, was a decrease of $51,000 and an increase of $440,000, respectively. This change relates to the amount of foreign net operating losses.

The reconciliation of income tax computed at a statutory rate to income tax expense (benefit) is as follows:

                                                     DECEMBER 31
                                            ------------------------------
                                              SUCCESSOR      PREDECESSOR
                                                1996            1995
                                            -------------  ---------------
U.S. Federal Statutory rate..............          35%             34%
State income tax.........................           6               5
Other....................................          --               1
Foreign earnings at other than
  U.S. Federal Statutory rate............           --              (1)
                                                    --              --
                                                    41%             39%
                                                    --              --
                                                    --              --

                         MUEHLSTEIN HOLDING CORPORATION

7. DEBT

Effective February 9, 1996, Muehlstein and certain of its subsidiaries entered into a credit agreement with Citicorp USA, Inc. and Citicorp Canada ("Credit Agreement"), which was guaranteed by the Company. Pursuant to this Credit Agreement a $125,000,000 revolving credit facility was provided, the expiration date of which was February 9, 2000. On the same date, the Company drew down approximately $73,191,000 of this facility. On September 25, 1996 as part of the agreement to sell a defined pool of the Company's accounts receivable, an amendment was added to the Credit Agreement, whereby the $125,000,000 revolving credit facility was reduced to $45,000,000, (as part of the reduction in the credit facility, $2,856,766 of the financing costs incurred in obtaining the original credit facility was amortized during
1996). The revolving credit facility bears interest at either (1) 100 basis points per annum over the U.S. or certain other foreign currency Base Rates or (2) 250 basis points per annum over the U.S. or certain other foreign currency LIBOR rates. There were no amounts outstanding under this agreement at December 31, 1996. For the year ended December 31, 1996 the weighted average interest rate for such facility was 8.39% and commitment fees are 0.5% per annum. Under the Credit Agreement the Company can issue up to $15,000,000 in letters of credit. At December 31, 1996, outstanding letters of credit amounted to approximately $3,400,000 for purchase commitments issued to foreign suppliers.

Effective February 9, 1996, Muehlstein and certain of its subsidiaries entered into a loan agreement with Finova Capital Corporation ("Loan Agreement"), which was guaranteed by the Company. Pursuant to this Loan Agreement total proceeds of $8,000,000 from two term loans, Note A and Note B, both maturing March 1, 2000, were received. The principal amounts of the two terms loans are $2,560,000 (Note A) and $5,440,000 (Note B), respectively. These notes bear interest at a fixed annual rate of 8.20% (Note
A) and 9.70% (Note B).

The fees associated with establishing the aforementioned Credit and Loan Agreements, amounting to approximately $4,463,697, were capitalized and, with the exception of the fees expensed as part of the reduction in the credit facility, will be amortized over the life of the borrowings.

The indebtedness under the Credit and Loan Agreements is secured by liens on substantially all the assets of Muehlstein and certain of its subsidiaries. The Credit and Loan Agreements contain various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; and (c) limitations on leases and the sale of assets.

Effective August 23, 1996, Pegasus Polymers International Inc., entered into a revolving credit facility (see Note 3). Such facility expires February 9, 2000 and bears interest at a rate of LIBOR plus 40 basis points. For the year ended December 31, 1996, the weighted average interest rate for such facility was 6.84%. At December 31, 1996, the outstanding balance of Pegasus' revolving credit facility was $14,115,000.

                         MUEHLSTEIN HOLDING CORPORATION

Long-term debt consisted of the following:

                                                     DECEMBER
                                                     31, 1996
                                                  (IN THOUSANDS)
                                                  --------------
Notes payable...................................         7,224
Revolving credit agreements (see Note 3)........        14,115
                                                       -------
                                                        21,339
Less: current portion...........................         1,122
                                                       -------
                                                       $20,217
                                                       -------
                                                       -------

The aggregate maturities of debt at December 31, 1996 are as follows:

                                                  (IN THOUSANDS)
                                                  ---------------
1997............................................       $ 1,122
1998............................................         1,229
1999............................................         1,348
2000............................................        17,640
                                                       -------
                                                       $21,339
                                                       -------
                                                       -------

Interest payments totaled $3,975,372 in 1996.

8. COMMON STOCK

On November 22, 1995, the Company filed a Registration Statement ("Offering"), which became effective on January 23, 1996, pursuant to which it offered shares of its common stock to certain persons who were employees of Muehlstein, Mobil, or their respective subsidiaries who would become employees of the Company or its subsidiaries following the Acquisition, to a pension plan in which such persons were or would become participants and to such other parties that the Company, in its discretion, determined. The Company received total proceeds of $19,152,130 on February 9, 1996 based upon the sale of 1,915,213 shares of its Common Stock ("Common Stock"), par value $.01 per share at $10.00 per share. The proceeds of this Offering, net of offering expenses of approximately $806,000 (of which $417,000 were paid prior to the closing) were utilized to pay a portion of the purchase price of the Acquisition. The Company received additional proceeds of $844,700 upon the sale of 84,470 additional shares of its common stock through December 31, 1996.

                         MUEHLSTEIN HOLDING CORPORATION

8. COMMON STOCK (CONTINUED)

The Common Stock is held by certain of the Company's employees, the Company's Employee Share Ownership Plan (see Note 12) and Citicorp North America, Inc. ("Citicorp"). Shareholders, excluding Citicorp, have a right to put these shares to the Company, following termination of their employment, subject to the limitations imposed under the terms of the Credit, Loan, and preferred stock agreements. Such provisions exist to create a market for the employees' shares. Citicorp has the right to put their shares to the Company at any time after the earliest to occur of: (a) three years after the Acquisition closing date or (b) certain mergers, consolidations, sale of assets or change of control with respect to the Company or its material subsidiaries. Except for certain matters connected with its shares, the shares held by Citicorp will be nonvoting shares. The redemption price for any shares will be equal to the most recent appraised fair market value of the common stock. If a put is exercised, the Company will have the option to pay for the repurchased shares either in cash or pursuant to a promissory note. Under the terms of the Credit, Loan, and preferred stock agreements, and given management's view of its current employee base, significant activity under the put provisions is not anticipated presently. However, in accordance with the requirements for accounting for common stock with a put provision, the Common Stock has been classified between liabilities and preferred stock.

9. PREFERRED STOCK

Pursuant to the Stock Purchase Agreement, Mobil purchased from the Company, on February 9, 1996, 1,000,000 shares of Series "A" Preferred Stock, $.01 par value per share, at a purchase price of $10.00 per share. The Series "A" Preferred Stock pays an annual dividend of $1.20 per share (equal to 12 percent per annum of the stated value of $10.00 per share). Except for certain matters connected with the Series "A" Preferred Stock and other matters required by applicable law, holders of such shares will have no voting rights. Series "A" Preferred Stock will have no preemptive rights and may be redeemed, in whole or in part, at the option of the Company, at any time. If the Company redeems the Series "A" Preferred Stock, the redemption price for the shares will equal the stated value per share ($10.00) plus all accrued and unpaid dividends. In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of Series "A" Preferred Stock will have preferential rights, superior to other shareholders, to distributions out of the assets of the Company.

On January 29, 1997, the Company redeemed 500,000 shares of the Series "A" Preferred Stock for $5,000,000.

                         MUEHLSTEIN HOLDING CORPORATION

10. PARENT COMPANY INVESTMENT

A summary of changes in parent company investment, including unrealized foreign currency translation gains, is as follows:

                                                                                (IN THOUSANDS)
                                                                                --------------
Balance as of January 1, 1994 (including cumulative foreign currency
  translation gain of $930)...................................................   $     87,300
Net income....................................................................          6,248
Net change in cumulative foreign currency translation adjustments.............           (729)
Net change in parent company advances.........................................         25,366
                                                                                --------------
Balance as of December 31, 1994 (including cumulative foreign currency
  translation gain of $201)...................................................        118,185
Net income....................................................................         13,560
Net change in cumulative foreign currency translation adjustments.............            127
Net change in parent company advances.........................................        (23,233)
                                                                                --------------
Balance as of December 31, 1995 (including cumulative foreign currency
  translation gain of $328)...................................................   $   (108,639)
                                                                                --------------
                                                                                --------------

11. LEASES

    The Company is the lessee of vehicles, office equipment and office space under non-cancelable operating leases. The future minimum lease payments applicable to the operating leases were as follows:

                                            DECEMBER 31, 1996
                                              (IN THOUSANDS)
                                            -----------------
   1997..................................         $2,320
   1998..................................          2,037
   1999..................................            694
   2000..................................            201
   2001 and beyond.......................            268
                                                  ------
   Total minimum lease payments..........         $5,520
                                                  ------
                                                  ------

Rent expense amounted to approximately $2,585,402, $2,932,000 and $2,917,721 in 1996, 1995 and 1994, respectively.

                         MUEHLSTEIN HOLDING CORPORATION

12. DEFINED BENEFIT PLANS

The Company has two defined benefit pension plans for its domestic employees, which provide retirement benefits to all employees and supplemental benefits in excess of statutory limitations to certain management employees of the Company (the supplemental plan). The plans provide for pension benefits based on a career average formula. The Company's funding policy is to make quarterly contributions to the employee retirement plan, which, on an annual basis, equal an amount between the minimum required and maximum deductible contributions allowed by applicable income tax regulations. Such contributions are determined actuarially based on compensation paid to eligible employees during the preceding calendar year. The supplemental plan is unfunded. The benefits for this Plan are based on years of service and compensation (including compensation not permitted to be taken into account under the aforementioned defined benefit pension plan). The Company also has defined benefit pension plans in Belgium, Canada and Germany.

The following table sets forth the funded status of the plans as of December 31:


                                                               SUCCESSOR     PREDECESSOR   SUCCESSOR   PREDECESSOR
                                                             ----------------------------  ------------------------
                                                                   PLANS FOR WHICH             PLANS FOR WHICH
                                                                    ASSETS EXCEED                ACCUMULATED
                                                                     ACCUMULATED               BENEFITS EXCEED
                                                                       BENEFITS                     ASSETS
                                                             ----------------------------  ------------------------
                                                                  1996           1995         1996         1995
                                                             ---------------  -----------  -----------  -----------
                                                                    (IN THOUSANDS)              (IN THOUSANDS)
Actuarial present value of:
Vested benefit obligation..................................  $        (5,569)  $  (6,502)   $  (3,926)   $  (4,396)
Non-vested benefit obligation..............................             (309)       (243)         (13)        (173)
                                                             ---------------  -----------  -----------  -----------
Accumulated benefit obligation.............................           (5,878)     (6,745)      (3,939)      (4,569)
                                                             ---------------  -----------  -----------  -----------

Projected benefit obligation...............................           (6,752)     (7,432)      (4,409)      (4,867)
Plan assets at fair value, principally mutual funds........            7,873       7,426          270          526
                                                             ---------------  -----------  -----------  -----------
Plan assets in excess of (or less) than projected benefit
  obligation...............................................            1,121           6       (4,139)      (4,341)
Unrecognized transition (asset) obligation.................             (257)       (171)          --           --
Unrecognized prior service cost............................              225         167           48          122
Unrecognized net losses (gains)............................              135       1,058           99          233
Adjustment to recognize minimum liability..................               --          --           --         (208)
                                                             ---------------  -----------  -----------  -----------
Net prepaid (accrued) pension cost.........................  $         1,224   $   1,048    $  (3,992)   $  (4,194)
                                                             ---------------  -----------  -----------  -----------
                                                             ---------------  -----------  -----------  -----------

As required, the Company recorded a minimum pension liability of $208,000 at December 31, 1995 for the excess of the accumulated benefit obligations over the fair value of plan assets. The liability was offset by intangible assets (unrecognized prior service cost and unrecognized transition obligation).

During 1996, the Company terminated its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution pension plan. The gain recorded on this termination was not significant.

                         MUEHLSTEIN HOLDING CORPORATION

12. DEFINED BENEFIT PLANS (CONTINUED)

During 1996, a pension obligation related to a Belgium defined benefit pension plan was transferred from Mobil to the Company. Such obligation was not significant and was accounted for as an adjustment to the purchase price under the Acquisition.

International plan assets at market value, included in the above table, were approximately $919,000 and $1,073,000 in 1996 and 1995, respectively. The accumulated benefit obligation of international plans, included in this table were approximately $3,295,000 and $3,230,000 in 1996 and 1995, respectively. The projected benefit obligation of international plans, included in this table were approximately $3,630,000 and $3,533,000 in 1996 and 1995, respectively.

Net pension cost included the following components for the plans:


                                                SUCCESSOR       PREDECESSOR
                                              --------------------------------
                                                    YEAR ENDED DECEMBER 31
                                                 1996        1995       1994
                                              ----------  ---------  ---------
                                                         (IN THOUSANDS)
Service cost -- benefit earned
   during the period.......................      $  381      $  433     $  507
Interest cost on projected benefit
   obligation..............................         741         808        764
Actual return on plan assets...............        (626)       (572)      (698)
Net amortization and deferral..............          54          55         77
                                                 ------      ------     ------
Net periodic pension cost..................      $  550      $  724     $  650
                                                 ------      ------     ------
                                                 ------      ------     ------

The net pension cost attributable to international plans and included above was $239,000, $328,000 and $242,000 in 1996, 1995 and 1994, respectively.

                                                       AS OF DECEMBER 31
                                                    -----------------------
                                                    1996     1995     1994
                                                    -----    -----    -----
Assumptions used in the accounting were:
Discount rates.................................      7.5%     7.0%     8.5%
Rates of increase in compensation levels.......      4.0%     4.0%     4.0%
Expected long-term rate of return on assets....      8.5%     8.0%     8.5%

The aggregate effect of the above assumption changes was not significant to the net pension cost. In the aggregate, average international plan assumptions do not vary significantly from U.S. rates.

                         MUEHLSTEIN HOLDING CORPORATION

12. DEFINED BENEFIT PLANS (CONTINUED)

RETENTION ACCRUAL

During the period from 1994 through the effective date of the Acquisition, the Predecessor Company maintained a "Retention Compensation Plan" ("Retention Plan") for certain key employees. The intent of the deferred compensation plan was to retain key employees by supplementing their current compensation with additional incentive awards. Employees were granted awards each year, subject to certain plan restrictions, but were not entitled to receive pay-outs until they had satisfied a specified vesting term, ranging from four to six years. According to the agreement, awards could not exceed 13.5% of the Company's income from operations less other annual bonus awards that were independent of the plan. In conjunction with the Acquisition participants became fully vested in their Retention Plan benefits, were entitled to an immediate lump sum payment and the Retention Plan was discontinued. The total expense under this plan amounted to $3,280,000 and $1,454,000 in 1995 and 1994, respectively. There was no expense under the Retention Plan in 1996.

PROFIT SHARING PLAN

The H. Muehlstein & Co. Deferred Profit Sharing Plan ("Profit Sharing Plan") was established in order to provide benefits to eligible employees. The plan was a defined contribution plan that covers substantially all U.S. salaried employees and which provided for benefits upon retirement, death, or termination of employment. Contributions to the Profit Sharing Plan were made by the Predecessor Company based on participants' salaries (14% of total compensation including bonuses) and approved by the Board of Directors. Eligible employees became 100% vested after five years of service. The total expense amounted to approximately $328,000, $1,519,000 and $1,310,000 in 1996 (through date of the Acquisition), 1995 and 1994, respectively.

Effective December 1, 1995, sponsorship of the Plan was assumed by Muehlstein from Mobil, at which time, the Plan changed its name to "H. Muehlstein & Co., Inc. Deferred Profit Sharing and Employee Stock Ownership Plan" ("Plan"). The Plan is a tax-qualified profit sharing plan that contains an employee stock ownership ("ESOP") feature. Eligible participants share in employee discretionary profit sharing contributions, which may be made in the form of cash or Common Stock, as determined at the discretion of the Company's Board of Directors. As of the date of the Acquisition, Plan participants were given the option of converting their account balances into the Company's Common Stock. As a result, approximately $12 million of Plan assets were converted into approximately 1.2 million shares of Common Stock. The total expense recognized for the Plan, subsequent to the date of Acquisition, was $865,000 in 1996.

Although the Company has not expressed any intent to discontinue its contributions, it may do so at any time and terminate the Plan. Upon termination, the net assets of the Plan will be distributed among the participants according to the total amount in their account.

POSTRETIREMENT BENEFIT PLANS

The Company provides medical and dental insurance benefits to its U.S. retired employees who meet certain eligibility requirements. The Company's policy is to fund the cost of postretirement benefits as incurred.

                         MUEHLSTEIN HOLDING CORPORATION

12. DEFINED BENEFIT PLANS (CONTINUED)

POSTRETIREMENT BENEFIT PLANS (CONTINUED)

The status of the Company's postretirement plan reconciled with amounts recognized in the Company's balance sheet at December 31 was as follows:

                                                                         SUCCESSOR    PREDECESSOR
                                                                           1996          1995
                                                                        -----------  -------------
                                                                              (IN THOUSANDS)
Accumulated postretirement benefit obligation (APBO):
Retirees..............................................................   $     635     $     653
Fully eligible active plan participants...............................          17            16
Other active plan participants........................................         185           159
                                                                             -----         -----
                                                                               837           828
Unrecognized net actuarial loss.......................................          (7)          (11)
Unrecognized prior service cost.......................................          22            24
                                                                             -----         -----
Accrued postretirement benefit cost...................................   $     852     $     841
                                                                             -----         -----
                                                                             -----         -----

The components of the net periodic postretirement benefit cost for the year ended December 31 are as follows:


                                                                      SUCCESSOR     PREDECESSOR
                                                                        1996       1995      1994
                                                                      ---------   ------    -----
                                                                             (IN THOUSANDS)

Service cost attributable to employee service during the year.......   $   15     $   17    $   22
Interest cost on APBO...............................................       56         67        59
Net amortization....................................................       (2)        --        --
                                                                       ------     ------    ------
Net periodic postretirement benefit cost............................   $   69     $   84    $   81
                                                                       ------     ------    ------
                                                                       ------     ------    ------

For measurement purposes, a 10.2% annual rate increase in the per capita cost of covered health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 5.5% by 2011 and remain at that level thereafter. A 1% increase in the health care cost trend rate has an immaterial impact on the APBO and the aggregate service and interest cost components of net periodic postretirement benefit cost.

The weighted average discount rate used in determining the APBO was 7.5%, 7% and 8.5% in 1996, 1995 and 1994, respectively.

Effective January 1, 1996, the Company amended its medical plan to a managed care/point-of-service arrangement. This amendment did not have a significant effect on the APBO and has been incorporated in the results disclosed above.

                         MUEHLSTEIN HOLDING CORPORATION

13. RELATED PARTY TRANSACTIONS

Through the date of the Acquisition, the Predecessor Company had various business arrangements with Mobil and its affiliates. Such arrangements contained terms and conditions generally comparable to arms-length terms and conditions and include the following specific transactions:

PRODUCT PURCHASES FROM AFFILIATES

The Predecessor Company purchased plastic resins from Mobil amounting to approximately $10,213,293, $150,453,000 and $173,531,000 in 1996 (through date of the Acquisition), 1995 and 1994, respectively. Purchases were made at market prices. The Predecessor Company's intercompany trade payable to Mobil reflected sixty day terms. Mobil extended similar terms after the Acquisition.

PRODUCT SALES TO AFFILIATES

The Predecessor Company sold plastic resins to affiliates of Mobil amounting to approximately $412,000, $12,502,000 and $8,553,000 in 1996 (through date of the Acquisition), 1995 and 1994, respectively.

ADMINISTRATIVE AND MANAGEMENT SERVICES

Through the date of the Acquisition, Mobil controlled the Predecessor Company's cash whereby excess cash was swept from the Predecessor Company's accounts and cash was provided as needed. Amounts funded which were not repaid on a current basis were classified as a component of parent company investment.

Mobil also provided a minimal amount of administrative and management services to the Predecessor Company, primarily consisting of legal, safety and employee relations services. The Predecessor Company reimbursed Mobil for such costs on a monthly basis. Such reimbursements amounted to approximately $218,000 and $341,000 in 1995 and 1994, respectively. No reimbursements occurred in 1996.

The Predecessor Company had also provided administrative services, primarily consisting of accounting and employee relations services, to Mobil in the United States and Europe. Based upon estimated amounts of actual costs and time spent on Mobil matters by Predecessor Company employees. Mobil had reimbursed the Predecessor Company for such costs on a monthly basis. Such reimbursements amounted to approximately $6,000, $1,574,000 and $958,000 in 1996 (through date of Acquisition), 1995 and 1994, respectively. The Company has provided or obtained all administrative and management services for its own account following the Acquisition.

AGENCY FOR MOBIL

Through the date of the Acquisition, the Predecessor Company had acted as an agent for Mobil and had been paid commissions by Mobil. Such commissions amounted to approximately $421,000, $3,515,000 and $3,693,000 in 1996
(through date of Acquisition), 1995 and 1994, respectively.

DIVIDENDS

On February 9, 1996, Muehlstein declared a dividend of $81,173,000 payable to the Company.

                         MUEHLSTEIN HOLDING CORPORATION

14. RESTRUCTURING

During 1995, thirty-one employees elected to receive an enhanced separation package the Predecessor Company offered as part of a restructuring and strategic redesign program. Additionally, during the period 1994 through 1995, the Predecessor Company implemented certain business strategies designed to improve operating efficiency. Costs associated with these restructuring programs included consulting costs and severance costs associated with terminated employees. These costs were $3,044,000 and $1,916,000 in 1995 and 1994, respectively.

15. BUSINESS SEGMENT INFORMATION

The Company operates in two principal industry segments: the marketing and sale of plastic resins and rubber products. Intrasegment transfers of products are not significant. Operating income consists of total revenues less operating expenses, and does not include either other income, net, or income taxes. Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets include cash, deferred income taxes, deferred financing costs, goodwill and certain other current assets.

Industry segment financial information is as follows:

                                                      YEAR ENDED DECEMBER 31
                                                SUCCESSOR            PREDECESSOR
                                            ------------------------------------------
                                                   1996            1995        1994
                                            ------------------  ----------  ----------
                                                          (IN THOUSANDS)
Revenues:
Plastic resins............................  $       631,451    $  681,783    $  546,730
Rubber....................................           75,567       129,188        83,399
                                            ---------------    ----------    ----------
                                            $       707,018    $  810,971    $  630,129
                                            ---------------    ----------    ----------
                                            ---------------    ----------    ----------
Operating income/(loss):
Plastic resins............................  $        16,970    $   19,100    $   15,623
Rubber....................................            1,318         1,873          (954)
                                            ---------------    ----------    ----------
                                            $        18,288    $   20,973    $   14,669
                                            ---------------    ----------    ----------
                                            ---------------    ----------    ----------
Identifiable assets at December 31:
Plastic resins............................  $       134,030    $  156,950    $  181,823
Rubber....................................           12,809        34,453        24,176
Corporate assets..........................           20,307        14,178        10,642
                                            ---------------    ----------    ----------
                                            $       167,146    $  205,581    $  216,641
                                            ---------------    ----------    ----------
                                            ---------------    ----------    ----------
Capital expenditures:
Plastic resins............................  $           663    $      620    $    2,170
Rubber....................................              112            73            10
                                            ---------------    ----------    ----------
                                            $           775    $      693    $    2,180
                                            ---------------    ----------    ----------
                                            ---------------    ----------    ----------
Depreciation and amortization:
Plastic resins............................  $         1,044    $      817    $      755
Rubber....................................               86            90            82
Corporate.................................              360            --            --
                                            ---------------    ----------    ----------
                                            $         1,490    $      907    $      837
                                            ---------------    ----------    ----------
                                            ---------------    ----------    ----------

The above Successor Company segmented information reflects Predecessor Company revenues, for the period from January 1, 1996 through February 8, 1996, of $44,358,000 and $9,664,000 for plastic resins and rubber, respectively.

                         MUEHLSTEIN HOLDING CORPORATION

15. BUSINESS SEGMENT INFORMATION (CONTINUED)

Intra-area transfers of products are at prices in excess of cost, based upon an arms-length transfer pricing strategy. The resultant income is assigned to the area where the transaction originated.

Geographic financial information is as follows:

                                                    SUCCESSOR        PREDECESSOR
                                                   --------------------------------------
                                                           YEAR ENDED DECEMBER 31
                                                       1996        1995           1994
                                                   ----------    ----------    ----------
                                                                 (IN THOUSANDS)
Net revenues from unaffiliated customers:
   United States..............................     $  576,194    $  600,641    $  461,074
   Europe.....................................        123,393       185,513       145,579
    Other......................................        92,955       109,696       69,515
   Eliminations...............................        (85,524)      (84,879)      (46,039)
                                                   ----------    ----------    ----------
                                                   $  707,018    $  810,971    $  630,129
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------
Transfers between geographic area
  (eliminated in consolidation):
   United States..............................     $   51,529    $   32,347    $   16,207
   Europe.....................................         24,579        43,421        24,468
   Other......................................          9,416         9,111         5,364
                                                   ----------    ----------    ----------
                                                   $   85,524    $   84,879    $   46,039
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------
Operating income/(loss):
   United States..............................     $   14,107    $   19,748    $   16,814
   Europe.....................................            866        (1,239)       (3,265)
   Other......................................          3,315         2,464         1,120
                                                   ----------    ----------    ----------
                                                   $   18,288    $   20,973    $   14,669
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------
Identifiable Assets at December 31:
   United States..............................     $  120,082    $  121,483    $  121,933
   Europe.....................................         14,832        55,535        65,836
   Other......................................         11,925        14,385        18,230
   Corporate assets...........................         20,307        14,178        10,642
                                                   ----------    ----------    ----------
                                                   $  167,146    $  205,581    $  216,641
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------
Capital expenditures:
   United States..............................     $      130    $      514    $    2,096
   Europe.....................................            430            91            65
   Other......................................            215            88            19
                                                   ----------    ----------    ----------
                                                   $      775    $      693    $    2,180
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------
Depreciation and amortization:
   United States..............................     $      888    $      722    $      627
   Europe.....................................            160           127           189
   Other......................................             82            58            21
   Corporate..................................            360            --            --
                                                   ----------    ----------    ----------
                                                   $    1,490    $      907    $      837
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------

                         MUEHLSTEIN HOLDING CORPORATION

15. BUSINESS SEGMENT INFORMATION (CONTINUED)


The above Successor Company segmented information reflects Predecessor Company revenues, for the period from January 1, 1996 through February 8, 1996, of $40,176,000, $12,176,000, $7,137,000 and $(5,467,000) for the United
States, Europe, Other and Eliminations, respectively.

As discussed in Note 13, net revenues from unaffiliated customers through the date of the Acquisition included transactions with Mobil for the sale of plastic resins.

The Company also had foreign export sales amounting to approximately $138,888,000, $151,197,000 and $114,353,000 in 1996, 1995 and 1994,
respectively.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

      The following table sets forth the names, ages and positions of the directors and executive officers of MHC and Muehlstein. MHC's three executive officers were appointed at the time of incorporation (i.e., on September 21, 1995). Each of MHC's executive officers, as well as each of the other persons identified below, currently serves in a policy-making role with Muehlstein.

      Name               Age                 Position

J. Kevin Donohue          55    Director, Chairman of the Board, Chief Executive
                                Officer and President of MHC; President of
                                Muehlstein

Ronald J. Restivo         52    Director, Chief Financial Officer, Treasurer and
                                Secretary of MHC, Chief Financial Officer of
                                Muehlstein

Jerrold J. Johnston       49    Director, Vice President of MHC; General
                                Manager, Latin America, of Muehlstein

Paul J. Beaudry           58    General Manager, Channel Polymers

Thomas E. Falcone         51    General Manager, Operations, of Muehlstein

John D. Lavery            44    Business Manager, Prime Resins, of Muehlstein

Mark D. Lux               41    Director of MHC; General Manager, Commercial
                                Director, North America and Asia Plastics, of
                                Muehlstein

Peter G. Glennon          45    General Manager, Rubber & Prime Polyethelyene,
                                of Muehlstein

Robert C. Reger          62    General Manager, Compounding, of Muehlstein

      The members of the MHC Board of Directors have staggered terms. Messrs. Restivo, Johnston and Lux will serve as directors until the annual shareholders' meeting in 1997; Mr. Donohue, until the annual shareholders' meeting in 1998. The executive officers serve in their respective capacities at the discretion of the Board and until their successors are duly elected and qualified.

Biographies

      J. Kevin Donohue became President of Muehlstein in October 1993. From 1990 to 1993, Mr. Donohue was President of Mobil Petrochemicals International, Ltd., in Brussels, Belgium. Prior to that he served as President of Muehlstein-U.S. from 1986 to 1990. Mr. Donohue has been an employee of Muehlstein or other Mobil affiliates since 1961.

      Ronald J. Restivo became Chief Financial Officer of Muehlstein in July 1993. From 1989 to June 1993, Mr. Restivo acted as Muehlstein's controller while serving as a Mobil employee. Previously, Mr. Restivo was employed for 19 years by other Mobil subsidiaries. Prior to joining Mobil, Mr. Restivo was employed by Bell & Howell Co. and Wyeth Laboratories.

      Jerrold J. Johnston became General Manager of Latin America of Muehlstein in February 1990. From 1982 to 1990, Mr. Johnston was Sales Manager, Polystyrene in Greenwich and Norwalk, Connecticut. Mr. Johnston has been an employee of Muehlstein since 1970.

      Paul J. Beaudry joined Muehlstein in February 1966 and has been General Manager, Channel Polymers, since January 1996. Previous positions with Muehlstein have included Sales Manager, Export Manager and General Manager, Distribution and Agency. Prior to joining Muehlstein, Mr. Beaudry held sales positions with Dow Chemical Canada, Plastic Packaging Products and Avison Corporation.

      Thomas E. Falcone joined Mobil in March 1973 and has been Muehlstein's General Manager, Operations, since August 1992. From September 1987 to July 1992 Mr. Falcone was Muehlstein's Administration Manager. Prior to that he held administrative positions at Mobil Chemical, including Employee Relations Manager, Manager of Compensation & Benefits, Labor Relations Manager, Programs & Relations Manager, Human Resources Manager and Administration Manager.

      John D. Lavery joined Muehlstein in June 1975 and has been the Business Manager, Prime Resins, since January 1997. Previous positions with Muehlstein include Sales Trainee, Sales Representative, Product Manager, District Sales Manager, Sales Manager and General Sales Manager of North America.

      Mark D. Lux became General Manager, Commercial Director, North America and Asia Plastics, in July 1996. Previously he served as General Manager of Plastics Europe, Middle East-

Africa (MEAF) and Asia from April 1993 to June 1996. He served for nine years as Muehlstein's Product Manager for low density polyethylene. Mr. Lux has been employed by Muehlstein since 1977.

      Peter G. Glennon joined Muehlstein in 1975. His previous positions with Muehlstein include sales representative in Atlanta and Akron, District Sales manager of Akron and Detroit, and General Sales Manager, Rubber Americas

      Robert C. Reger became General Manager, Compounding, North America, in June 1995. He previously served as Plant Manager, Houston Plant. Mr. Reger has been employed by Muehlstein since August 1981.

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

                                          Annual                                  Long-Term
                                       Compensation                              Compensation
                       ---------------------------------------------    -------------------------------
        Name                                              Other         Retention            All
         and                                             Annual            Plan             Other
 Principal Position    Year  Salary ($)  Bonus ($)   Compensation($)    Payouts($)   Compensation($)(5)
 ------------------    ----  ----------  ---------   ---------------    ----------   ------------------
J. Kevin Donohue       1996   240,006     180,000                       317,129            68,282
Chairman of the        1995   240,390     195,000                     1,388,009(3)        198,224
Board and Chief        1994   230,022     160,000       21,320(1)       168,099            64,724
Executive Officer

Ronald J. Restivo      1996   186,264      26,000                        75,559            32,874
Chief Financial        1995   186,264      36,000                        90,926(3)         34,613
Officer                1994   179,946      10,000                                          30,194

Jerrold J. Johnston    1996   139,411      90,000                       114,693(4)         34,994
Vice President         1995   131,326     120,000                       499,220(3)         37,183
                       1994   120,980      47,000                        48,359            25,830

Mark D. Lux            1996   119,262      60,000       74,927(2)        67,026(4)        266,139
General Manager        1995   119,262      82,000      172,227(2)       280,374            29,813
                       1994   108,827      42,000      153,680(2)        84,556            21,459

Tom E. Falcone         1996   165,958      28,000                        51,591            29,905
General Manager        1995   165,958      38,000                       254,224            30,922
                       1994   160,342      25,000                        36,075            27,963

(1) Reflects monies received pursuant to a cash election under the Profit Sharing Plan.

(2)   Represents cost of living related payments for foreign posting.

(3) Includes payouts of benefits awarded in fiscal 1994 under the Muehlstein Retention Plan which automatically became vested upon consummation of the Acquisition, as follows: Mr. Donohue, $450,000; Mr. Restivo, $80,000; Mr. Johnston, $110,000.

(4) Includes payouts of benefits awarded in fiscal 1995 under the Muehlstein Retention Plan which automatically became vested upon consummation of the Acquisition, as follows: Mr. Johnston, $90,000; Mr. Lux, $60,000.

(5)   The amounts in this column consist of the following:

      1996:

      Mr. Donohue:      $3,574 (imputed value for personal use of company car);
                        $2,304 (actuarially determined value of life insurance
                        premiums); $1,825 (tax preparation service); $1,778
                        (reimbursement of medical insurance premiums); $58,801
                        (Profit Sharing Plan awards)
      Mr. Restivo:      $1,297 (imputed value for personal use of company car);
                        $1,860 (actuarially determined value of life insurance
                        premiums); $29,717 (Profit Sharing Plan awards)
      Mr. Johnston:     $1,535 (imputed value for personal use of company car);
                        $811 (actuarially determined value of life insurance
                        premiums); $530 (tax preparation service); $32,118
                        (Profit Sharing Plan awards)
      Mr. Lux:          $162,896 (tax reimbursement); $77,760 (relocation); $386
                        (actuarially determined value of life insurance
                        premiums); $25,097 (Profit Sharing Plan awards)
      Mr. Falcone:      $1,127 (imputed value for personal use of company car);
                        $1,624 (actuarially determined value of life insurance premiums); $27,154 (Profit Sharing Plan awards)

      1995:

      Mr. Donohue:      $128,844 (tax reimbursement); $2,790 (imputed value for
                        personal use of company car); $2,304 (actuarially determined value of life insurance premiums); $3,196
                        (tax preparation service); $135 (reimbursement of medical insurance premiums); $60,955 (Profit Sharing
                        Plan awards)

      Mr. Restivo:      $1,636 (imputed value for personal use of company car);
                        $1,860 (actuarially determined value of life insurance premiums); $31,117 (Profit Sharing Plan awards)

      Mr. Johnston:     $1,256 (imputed value for personal use of company car);
                        $741 (actuarially determined value of life insurance premiums); $35,186 (Profit Sharing Plan awards)

      Mr. Lux:          $386 (actuarially determined value of life insurance
                        premiums); $1,250 (tax preparation service); $28,177
                        (Profit Sharing Plan awards)
      Mr. Falcone:      $744 (imputed value for personal use of company car);
                        $1,624 (actuarially determined value of life insurance premiums); $28,554 (Profit Sharing Plan awards)

      1994:

      Mr. Donohue:      $2,151 (imputed value for personal use of company car);
                        $2,304 (actuarially determined value of life insurance
                        premiums); $2,890 (tax preparation service); $2,776
                        (reimbursement of medical insurance premiums); $54,603
                        (Profit Sharing Plan awards)
      Mr. Restivo:      $1,701 (imputed value for personal use of company car);
                        $1,901 (actuarially determined value of life insurance
                        premiums); $26,592 (Profit Sharing Plan awards)
      Mr. Johnston:     $1,286 (imputed value for personal use of company car);
                        $1,027 (actuarially determined value of life insurance
                        premiums); $23,517 (Profit Sharing Plan awards)
      Mr. Lux:          $343 (actuarially determined value of life insurance
                        premiums); $21,116 (Profit Sharing Plan awards)
      Mr. Falcone:      $898 (imputed value for personal use of company car);
                        $1,117 (actuarially determined value of life insurance premiums); $25,948 (Profit Sharing Plan awards)

Retention Plan

      Muehlstein established the Retention Plan in 1988. The intent of the Retention Plan is to provide an incentive to certain key employees of Muehlstein to continue as such by awarding them supplemental deferred compensation. The incentive awards that are granted under the Retention Plan are subject to a four to six-year vesting term. Participants are not entitled to pay-outs of their incentive awards until they have satisfied the vesting requirements. The Retention Plan is unfunded.

      In accordance with the terms of the Retention Plan, the accrued benefits thereunder automatically became fully vested upon the closing of the Acquisition. As such, participants were entitled to an immediate lump sum pay-out. Pursuant to the terms of the Stock Purchase Agreement, Mobil agreed to make the lump sum payments of the fully vested benefits to each eligible participant prior to the closing of the Acquisition. MHC intends to establish and maintain a deferred compensation plan similar to the Retention Plan for key management employees of Muehlstein. The replacement plan will most likely be in the form of a "stock appreciation rights" plan, which will serve to motivate the management employees by providing an incentive award that appreciates at the same rate as the value of MHC's common stock.

Retirement Plan

      Muehlstein maintains the Retirement Plan for the benefit of its eligible employees. The Retirement Plan is a defined benefit pension plan qualified under section 401(a) of the Internal Revenue Code, as amended. The following table illustrates annual retirement benefits payable under the Retirement Plan (and the SERP, described below) at the indicated compensation rate and credited service levels, assuming retirement at age 62 in 1994.

                   Annual retirement benefits payable for continuous services of
Compensation           10 years   20 years    25 years  30 years  40 years

           $100,000   $   8,161  $  16,961   $  21,361 $  25,261 $  34,561
            150,000      12,911     26,711      33,611    40,511    54,311
            200,000      17,661     36,461      45,861    55,261    74,061
            250,000      22,481     46,211      58,111    70,011    93,811
            300,000      27,161     55,961      70,361    84,761   113,561
            350,000      31,911     65,711      82,611    99,511   133,311
            400,000      36,661     75,461      94,861   114,261   153,061
            450,000      41,411     85,211     107,111   129,011   172,811
            500,000      46,161     94,961     119,361   143,761   192,561

            Benefits are paid to Retirement Plan participants based on their rate of compensation (as limited according to federal tax laws), years of credited service with Muehlstein, and the amount of covered compensation (as determined by Social Security). Benefits under the Retirement Plan are not subject to any deduction for Social Security or other offset amounts. Under current federal tax law, in 1996 compensation in excess of $150,000 may not be taken into account for purposes of accruing benefits under the Retirement Plan. The compensation covered under the Retirement Plan for each Named Executive Officer as of December 31, 1996, is as follows: J. Kevin Donohue, $420,006; Ronald J. Restivo, $212,264; Jerrold J. Johnston, $229,411; Mark D. Lux, $179,262; Thomas E. Falcone, $193,958. The number of credited years of service for each Named Executive Officer as of December 31, 1996. is as follows: J. Kevin Donohue, 35.667 years; Ronald J. Restivo, 27 years; Jerrold J. Johnston,
26.083 years; Mark D. Lux, 19.250 years; Thomas E. Falcone, 23.833 years.

Profit Sharing Plan

      Muehlstein maintained the H. Muehlstein & Co. Deferred Profit Sharing Plan ("Profit Sharing Plan") for the benefit of its eligible employees. The Profit Sharing Plan was a defined contribution pension plan qualified under Section 401(a) of the Internal Revenue Code, as amended. Benefits were paid to Profit Sharing Plan participants based on their allocated share of the annual discretionary contribution made by Muehlstein. Effective December 31, 1995, sponsorship of the Profit Sharing Plan was assumed by Muehlstein from Mobil, at which time the Plan changed its name to " H. Muehlstein & Co., Inc. Deferred Profit Sharing and Employee Stock Ownership Plan"("Plan"). The Plan is a tax-qualified profit sharing plan that contains an employee stock ownership ("ESOP") feature.

SERP Plan

      Muehlstein maintains the H. Muehlstein & Co., Inc. Supplemental Executive Retirement and Profit Sharing Plan (the "SERP"), which provides for supplemental retirement and profit sharing benefits to a select group of management employees. The SERP provides certain management employees with supplemental retirement and supplemental profit sharing benefits, which are generally equal to the difference between the benefits the participants actually receive under the Retirement Plan and Profit Sharing Plan and the benefits the participants would have received if they were not capped by statutory limitations. The SERP benefits are unfunded. The estimated annual retirement benefit under the SERP for each Named Executive Officer as of December 31, 1996, is as follows: J. Kevin Donohue $76,823; Ronald J. Restivo $1,630; Jerrold J. Johnston $1,706; Mark D. Lux $747; Thomas E. Falcone $1,822. The SERP profit sharing balances for each Named Executive Officer as of December 31, 1995, were as follows: J. Kevin Donohue, $79,376; Ronald J. Restivo, $16,677; Jerrold J. Johnston, $17,139; Mark
D. Lux, $7,313; Thomas E. Falcone, $13,358.

Directors' and Officers' Liability Insurance

      MHC has purchased and paid the premium for insurance with respect to claims against its directors and officers in respect of losses for which MHC may be required or permitted by law to indemnify such directors and officers. The directors insured are the directors named herein and all directors of MHC's subsidiaries. The officers insured are all officers and assistant officers of MHC and its subsidiaries. There is no allocation or segregation of the premium as regards specific subsidiaries or individual directors and officers.

Employment Contracts

      MHC has not entered into, nor does it intend to enter into, employment contracts with any of its executive officers.

Compensation Committee Interlocks and Insider Participation

      The MHC Board of Directors did not have a compensation committee at any time during the 1996 fiscal year. During such fiscal year, the following executive officers of MHC and/or Muehlstein participated in deliberations of the MHC Board concerning executive officer compensation: J. Kevin Donohue and Tom E. Falcone.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of MHC's common stock as of December 31, 1996, by holders having beneficial ownership of more than five percent of such stock and by all MHC directors and executive officers.

Name of Beneficial Owner                    Number of Shares  Percent of Class
H. Muehlstein & Co., Inc. Deferred Profit
Sharing and Employee's Stock Ownership Plan     1,204,297           60.3%

J. Kevin Donohue                                  143,677            7.2%

Ronald J. Restivo                                  10,999            0.6%

Jerrold J. Johnston                                65,897            3.3%

Mark D. Lux                                        38,568            1.9%

Tom E. Falcone                                     16,052            0.8%

All Officers and Directors as a group             400,094           20.0%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of certain agreements and arrangements entered into by MHC and related parties in connection with the Offering and the Acquisition, as well as other transactions between MHC and related parties which have taken place since MHC's formation.

Transactions with MHC's Executive Officers and Directors

      Certain persons who were Muehlstein employees prior to the Acquisition are now executive officers and directors of MHC. If such persons remain employees of Muehlstein and/or its subsidiaries, they will receive compensation, bonuses and other benefits under the various employee benefit plan arrangements maintained by Muehlstein and/or such subsidiaries. These directors and executive officers participate in such benefit plans under the same terms generally made available to other similarly situated employees of Muehlstein and its subsidiaries. Muehlstein and the subsidiary employers do not charge MHC for the time such persons spend on the activities of Muehlstein.

Transactions with Mobil and Its Affiliates

      Income Taxes

      Prior to the Acquisition, Muehlstein's operations were reflected in the consolidated federal income tax returns filed by Mobil. In addition, Muehlstein's operations were included in combined state tax filings with other Mobil affiliates. Pursuant to the terms of the Stock Purchase Agreement, upon the closing of the Acquisition any tax sharing or similar arrangements involving Muehlstein terminated. Mobil is generally responsible for payment of, and is obligated to indemnify MHC against, all federal, state, local and foreign taxes payable by Muehlstein and its subsidiaries prior to the closing date of the Acquisition. MHC is responsible for payment of, and is obligated to indemnify Mobil for, all federal, state, local and foreign taxes payable by the Muehlstein and its subsidiaries thereafter.

      Product Purchases and Sales

      Following the Acquisition, Mobil Chemical became contractually obligated to supply certain plastic resins to Muehlstein, and to utilize Muehlstein as its agent with respect to certain other plastic resins.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:

1.    Financial Statements

      The following Successor Company consolidated financial statements of MHC are included in Item 8:

      Balance Sheet at December 31, 1996

      Statement of Operations for the year ended December 31, 1996

      Statement of Cash Flows for the period from February 9, 1996 through December 31, 1996

      Notes to Financial Statements

      The following Predecessor Company combined financial statements of H. Muehlstein & Co., Inc. are included in Item 8:

            Balance sheet at December 31, 1995

            Statements of Operations for the years ended December 31, 1995 and 1994

            Statements of Cash Flows for the years ended December 31, 1995 and 1994

            Notes to Financial Statements

2.    Financial Statement Schedule:

      Schedule II  - Valuation and Qualifying Accounts

3.    Exhibits:

      The following exhibits are filed as part of this Report. Parenthetical references indicate incorporation by reference to documents previously filed by MHC with the Securities and Exchange Commission (Commission File No. 33-99754).

           Exhibit
           Number   Description
           ------   -----------

           3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1 to MHC's Registration Statement on Form S-1, No. 33- 99754)

           3.2 Form of Certificate of Designations of the Series A Preferred Stock of the Registrant (Exhibit 3.2 to MHC's Registration Statement on Form S-1, No. 33-99754)

           3.3 Bylaws of the Registrant (Exhibit 3.3 to MHC's Registration Statement on Form S-1, No. 33-99754)

           3.4 Form of Second Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.4 to MHC's Registration Statement on Form S-1, No. 33-99754)

           4.1 Form of specimen certificate for the Common Stock of the Registrant (Exhibit 4.1 to MHC's Registration Statement on Form S-1, No. 33-99754)

           4.2 Form of Subscription Card (Exhibit 4.2 to MHC's Registration Statement on Form S-1, No. 33-99754)

           4.3 Form of Special Election Card (Exhibit 4.3 to MHC's Registration Statement on Form S-1, No. 33-99754)

           4.4 Form of Shareholders' Agreement (Exhibit 4.4 to MHC's Registration Statement on Form S-1, No. 33-99754)

           4.5 Escrow Agreement between the Registrant and Core States Bank N.A., dated as of January 4, 1996 (Exhibit 4.5 to MHC's Registration Statement on Form S-1, No. 33-99754)

           4.6 Amendment No. 1 to Amended and Restated Escrow Agreement between the Registrant and Core States N.A., dated as of January 18, 1995 (Exhibit 4.6 to MHC's Registration Statement on Form S- 1, No. 33-99754)

           4.7 Summary Description of Shareholders' Agreement (Exhibit 4.7 to MHC's Registration Statement on Form S-1, No. 33-99754)

           4.8 Form of Amended and Restated Bylaws (Exhibit 4.8 to MHC's Registration Statement on Form S-1, No. 33-99754)

           10.1 Form of H. Muehlstein & Co., Inc. Deferred Profit Sharing and Stock Ownership Plan (Exhibit 10.1 to MHC's Registration Statement on Form S-1, No. 33-99754)

           10.2 Form of H. Muehlstein & Co., Inc. Profit Sharing and Stock Ownership Trust (Exhibit 10.2 to MHC's Registration Statement on Form S-1, No. 33-99754)

           10.3 Citicorp Proposal Letter, dated September 28, 1995, as amended (Exhibit 10.3 to MHC's Registration Statement on Form S-1, No. 33-99754)

           10.4 Finova Proposal Letter, dated October 6, 1995 (Exhibit 10.4 to MHC's Registration Statement on Form S-1, No. 33-99754)

           10.5 Equity Proposal Letter between Citicorp North America and the Registrant, dated January 11, 1996 (Exhibit 10.5 to MHC's Registration Statement on Form S-1, No. 33-99754)

           10.6 Credit Agreement, dated February 9, 1996, by and among Citicorp USA, Inc. and Citibank Canada, and the Registrant (Filed herewith)

           10.7 First Amendment, Consent and Limited Waiver to the Credit Agreement, dated August 23, 1996, by and among Citicorp USA, Inc. and Citibank Canada, and the Registrant (Filed herewith)

           10.8 Loan Agreement, dated February 9, 1996, between Finova Capital Corporation and the Registrant (Filed herewith)

           10.9 First Amendment and Consent to Loan Agreement, dated August 26, 1996, between Finova Capital Corporation and the Registrant (Filed herewith)

           10.10 Pooling and Servicing Agreement, dated August 23, 1996, between Bankers Trust Company and the Registrant (Filed herewith)

           10.11 Revolving Credit Facility Agreement, dated August 23, 1996, between Citibank London and Pegasus Polymers International Inc. (Filed herewith)

           11 Statement re Computation of Per Share Earnings (Filed herewith)

           21       Subsidiaries of the Registrant (Filed herewith)

           27       Financial Data Schedule (Filed herewith)

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the Registrant's fiscal year ended December 31, 1996

                   Schedule II - Valuation and Qualifying Accounts

                            Muehlstein Holding Corporation

                                  December 31, 1996

                                    (In thousands)


                                                       Additions    Deductions
                                        Balance at     Charged to   Write-offs   Balance
                                        Beginning      Costs and      Net of      at End
Description                             of Period      Expenses     Recoveries    of Year
-----------------------------          ------------    ----------   ----------   ---------
Year ended December 31, 1996:
Allowance for doubtful
  accounts                                $2,775        $(2,069)      $  310       $  396
Inventory reserve (1)                        644            390          644          390
                                          ------        -------       ------       ------
                                          $3,419        $(1,679)      $  954       $  786
                                          ------        -------       ------       ------
                                          ------        -------       ------       ------

Year ended December 31, 1995:
Allowance for doubtful accounts           $1,275        $ 2,847       $1,347       $2,775
Inventory reserve (1)                          -            644            -          644
                                          ------        -------       ------       ------
                                          $1,275        $ 3,491       $1,347       $3,419
                                          ------        -------       ------       ------
                                          ------        -------       ------       ------

Year ended December 31, 1994:
Allowance for doubtful accounts           $1,852        $ 3,489       $4,066       $1,275
Inventory reserve (1)                          -              -            -            -
                                          ------        -------       ------       ------
                                          $1,852        $ 3,489       $4,066       $1,275
                                          ------        -------       ------       ------
                                          ------        -------       ------       ------

(1) Reserve for lower of cost and market.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MUEHLSTEIN HOLDING CORPORATION


                     By:         /s/ J. Kevin Donohue
                        --------------------------------------
                                    J. Kevin Donohue
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    Date: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Name                           Title                                  Date
----                           -----                                  ----

 /s/ J. Kevin Donohue          Chairman of the Board, Chief      March 27, 1997
------------------------       Executive Officer, Director,
J. Kevin Donohue               (Principal Executive Officer)


 /s/ Ronald J. Restivo         Treasurer, Chief Financial        March 27, 1997
------------------------       Officer, and Director
Ronald J. Restivo              (Principal Financial and
                               Accounting Officer)



 /s/ Jerrold J. Johnston       Director                          March 27, 1997
------------------------
Jerrold J. Johnston



/s/ Mark D. Lux                Director                          March 27, 1997
------------------------
Mark D. Lux